Form 10-Q
period 2016-06-30
Clearside Biomedical, Inc.
filed 2016-08-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37783

Clearside Biomedical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2437375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1220 Old Alpharetta Road, Suite 300 Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

(678) 270-3631

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2016, the registrant had 20,545,516 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$55,279	$20,283
Prepaid expenses	737	159
Other current assets	17	40
Total current assets	56,033	20,482
Property and equipment, net	124	156
Deferred offering costs	—	410
Other assets	7	7
Total assets	$56,164	$21,055
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,366	$1,469
Accrued liabilities	1,940	1,985
Current portion of long-term debt	2,400	1,733
Current portion of deferred revenue	20	—
Current portion of deferred rent	7	9
Total current liabilities	6,733	5,196
Deferred revenue	170	700
Deferred rent	—	3
Long-term debt	3,286	4,243
Other non-current liabilities	79	258
Total liabilities	10,268	10,400
Commitments and contingencies
Convertible preferred stock:
Series A preferred stock, $0.001 par value, no shares authorized, issued and outstanding at June 30, 2016; 5,198,826 shares authorized, issued and outstanding at December 31, 2015; liquidation preference of $4,086 at December 31, 2015	—	4,086
Series A-1 preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2016; 4,373,481 shares authorized and 4,356,931 shares issued and outstanding at December 31, 2015; liquidation preference of $7,900 at December 31, 2015	—	7,900
Series B preferred stock, $0.001 par value, no shares authorized, issued and outstanding at June 30, 2016; 6,066,345 authorized and 6,009,202 shares issued and outstanding at December 31, 2015; liquidation preference of $16,212 at December 31, 2015	—	15,372
Series C preferred stock, $0.001 par value, no shares authorized, issued and outstanding at June 30, 2016; 5,274,679 shares authorized and 5,274,674 shares issued and outstanding at December 31, 2015; liquidation preference of $20,000 at December 31, 2015	—	19,956
Total convertible preferred stock	—	47,314
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2016; no shares authorized or issued at December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 19,594,302 shares issued and outstanding at June 30, 2016; 40,000,000 shares authorized and 2,659,262 shares issued and outstanding at December 31, 2015	20	3
Additional paid-in capital	95,790	2,701
Accumulated deficit	(49,914)	(39,363)
Total stockholders’ equity (deficit)	45,896	(36,659)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$56,164	$21,055

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
License revenue	$5	$—	$510	$—
Operating expenses:
Research and development	4,213	2,147	8,802	4,655
General and administrative	970	3,023	2,243	4,272
Total operating expenses	5,183	5,170	11,045	8,927
Loss from operations	(5,178)	(5,170)	(10,535)	(8,927)
Other income (expense)	76	(67)	(16)	(67)
Net loss	$(5,102)	$(5,237)	$(10,551)	$(8,994)
Net loss per share of common stock — basic and diluted	$(0.62)	$(2.36)	$(1.94)	$(4.46)
Weighted average shares outstanding — basic and diluted	8,243,864	2,216,755	5,452,105	2,018,325

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(10,551)	$(8,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	31
Share-based compensation expense	494	325
Non-cash interest expense	70	27
Accretion of debt discount	40	16
Change in fair value of warrant liability	(156)	(1)
Loss on sale of fixed assets	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(555)	(158)
Other assets	744	1,754
Accounts payable and accrued liabilities	518	(433)
Deferred revenue	(510)	500
Deferred rent	(5)	(4)
Net cash used in operating activities	(9,879)	(6,922)
Investing activities
Acquisition of property and equipment	—	(8)
Proceeds from the sale of fixed assets	—	4
Net cash used in investing activities	—	(4)
Financing activities
Proceeds from initial public offering, net of issuance costs	45,275	—
Proceeds from issuance of long-term debt	—	5,976
Principal payments made on long-term debt	(400)	—
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	44,875	5,988
Net increase (decrease) in cash and cash equivalents	34,996	(938)
Cash and cash equivalents, beginning of period	20,283	8,269
Cash and cash equivalents, end of period	$55,279	$7,331
Supplemental schedule of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$48,198	$—
Reclassification of deferred initial public offering costs	1,597	—
Issuance of warrant to purchase Series B preferred stock	—	164
Accretion of redeemable convertible preferred stock to redemption value	883	261
Unpaid initial public offering costs in accounts payable and accrued expenses	334	410

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. The Company’s current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space using its proprietary SCS Microinjector.  Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

On June 1, 2016, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on June 7, 2016 and the Company sold 7,200,000 shares of common stock at a price to the public of $7.00 per share, for net proceeds of $45.3 million. On June 30, 2016, the underwriters of the IPO partially exercised their option to purchase additional shares, and on July 6, 2016, the Company sold 948,843 additional shares of common stock at a price to the public of $7.00 per share, for net proceeds of $6.1 million. The Company paid to the underwriters underwriting discounts and commissions of $4.0 million in connection with the IPO, including the underwriters’ exercise of their option to purchase additional shares. In addition, the Company incurred expenses of $1.6 million in connection with the IPO. Thus, the aggregate net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were $51.4 million.

Prior to the IPO, the Company had funded its operations primarily through the sale of convertible preferred stock and the issuance of long-term debt, resulting in aggregate proceeds of approximately $53.9 million. Even with the completion of the IPO, the Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash and cash equivalents of $55.3 million as of June 30, 2016 and cumulative net cash flows used in operating activities of $43.0 million and cumulative net losses of $49.9 million through June 30, 2016. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while still advancing clinical trials for key drug and candidates and expects that the cash on hand as of June 30, 2016 will be sufficient to fund its operations for at least the next 12 months from that date.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2016, statements of operations for the three and six months ended June 30, 2016 and 2015 and statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016 and its results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. The results for the three and six months ended June 30, 2016 are not indicative of results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015, which are included in the Company’s prospectus dated June 1, 2016, as filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933 filed, as amended, with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the accounting for useful lives to calculate depreciation and amortization, accrued liabilities, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Reverse Stock Split

On May 11, 2016, the Company effected a 1-for-2.2 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. The adjustment to the conversion ratio for the Series C convertible preferred stock also included an anti-dilution adjustment based on the initial public offering price of the Company’s common stock.

Research and Development Costs

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical and preclinical studies;
•	costs associated with preclinical and development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense, which are reported in accounts payable. No material adjustments to these estimates have been recorded in these financial statements.

Share-Based Compensation

Compensation cost related to share-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards is determined based on the fair value of the Company’s common stock on the date of grant. Share-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. The fair value of awards granted to non-employees is re-measured each period until the related service is complete. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying employees’ roles within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash in bank deposits that at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash balances.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The effects of this standard on the Company’s financial statements or related disclosures are not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company does not expect this accounting standard to have an impact on its financial statements or related disclosures.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the effect this standard may have on its financial statements or related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2016	December 31, 2015
Furniture and fixtures	5	$66	$66
Machinery and equipment	5	121	121
Computer equipment	3	27	27
Leasehold improvements	Lesser of useful life or remaining lease term	45	45

		259	259
Less: Accumulated depreciation		(135)	(103)
		$124	$156

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued research and development	$1,388	$569
Accrued bonuses	304	530
Accrued professional fees	15	668
Accrued vacation	79	64
Accrued interest payable	14	15
Accrued expense	140	139
	$1,940	$1,985

5. Long-Term Debt

In April 2015, the Company entered into a loan agreement with a bank for borrowings up to $6.0 million, with a floating interest rate equal to the Wall Street Journal’s prime rate minus 0.50 percent. Under the terms of the loan, an initial tranche of $4.0 million was advanced on April 15, 2015 and an additional tranche of $2.0 million was advanced on May 15, 2015. The Company is required to pay accrued interest only for a period of 12 months from the date of each advance, followed by 30 equal monthly payments of principal and accrued interest. A final payment of $0.3 million, or 5.50% of the aggregate borrowed amount, is due at maturity of the loan in 2018 and is being accreted in long-term debt over the life of the loan. Closing costs of $24,000 were recorded in long-term debt and are also being accreted over the life of the loan.

Interest expense on the borrowings under the loan agreement was $44,000 and $30,000 for the three months ended June 30, 2016 and 2015, respectively, and $89,000 and $30,000 for the six months ended June 30, 2016 and 2015, respectively. Accretion of the scheduled final payment was $36,000 and $27,000 for the three months ended June 30, 2016 and 2015, respectively, and $73,000 and $27,000 for the six months ended June 30, 2016 and 2015, respectively. Accretion of the deferred closing costs was $2,500 and $1,900 for the three months ended June 30, 2016 and 2015, respectively, and $5,200 and $1,900 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the scheduled payments for the loan agreement, including the scheduled final payment in 2018, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$1,200	$75	$1,275
2017	2,400	94	2,494
2018	2,000	353	2,353
	$5,600	$522	$6,122

6. Convertible Preferred Stock

As of December 31, 2015, the Company had authorized an aggregate of 20,913,331 shares of Series A, A-1, B and C convertible preferred stock, par value $0.001 per share. Upon the closing of the Company’s IPO on June 1, 2016, all 20,839,633 shares of the Company’s convertible preferred stock that were issued and outstanding on that date were automatically converted into an aggregate of 9,614,159 shares of its common stock.

As of June 30, 2016, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

7. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2016 and December 31, 2015, there were 19,594,302 and 2,659,262 shares of common stock outstanding, respectively, which excluded 1,281, and 6,478 shares, respectively, of unvested restricted stock.

8. Stock Purchase Warrants

Preferred Stock Warrants

During 2013, in connection with a loan agreement, the Company issued a warrant to the lender to purchase up to 16,550 shares of Series A-1 preferred stock at a price per share of $1.8132. The term of the warrant extended until 10 years from the grant date and the warrant was exercisable at any time during that 10-year period. This warrant was outstanding at December 31, 2015 and had a weighted average remaining life of 6.8 years and a fair value of $59,000. The warrant was automatically converted to a common stock warrant and was net exercised on June 6, 2016, resulting in the issuance of 3,236 shares of common stock.

In April 2015, in connection with another loan agreement, the Company issued a warrant to the lenders to purchase up to 57,143 shares of Series B preferred stock at a price per share of $3.50. The term of the warrant extends until 10 years from the grant date and the warrant is exercisable at any time during that 10-year period. The warrant was automatically converted into a warrant to purchase 25,974 shares of common stock at an exercise price of $7.70 upon the closing of the IPO. This warrant was outstanding at June 30, 2016 and December 31, 2015 and had a weighted average remaining life of 9.0 and 9.25 years, respectively. The fair value of the warrant was $79,000 and $199,000 at June 30, 2016 and December 31, 2015, respectively.

Common Stock Warrants

During 2014, in connection with the sale of convertible promissory notes in connection with a preferred stock financing, the Company issued warrants to the lenders to purchase up to an aggregate of 112,802 shares of common stock at a price per share of $0.02. These warrants were outstanding at December 31, 2015 and had a remaining life of 8.2 years. These warrants, which would have otherwise expired upon the closing of the IPO, were automatically net exercised for an aggregate of 112,441 shares of common stock upon the closing of the IPO.

9. Share-Based Compensation

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective in connection with the IPO on June 1, 2016.  The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The Company has reserved 1,818,182 shares of common stock for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). As of June 30, 2016, the Company had not made any grants under the 2016 Plan, such that 1,818,182 shares remained available for future grant.

The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At June 30, 2016, options to purchase 1,241,184 shares of the Company’s common stock were outstanding at a weighted average exercise price of $2.35 per share.

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards. Options granted to non-employees are re-measured at each financial reporting period until required services are performed.

The Company has granted stock option awards to employees, directors and consultants. Share-based compensation expense for options granted is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$108	$71	$240	$148
General and administrative	125	90	253	177
Total	$233	$161	$493	$325

 As of June 30, 2016, the Company had $2.5 million of unrecognized compensation expense related to unvested stock options.

10. Commitments and Contingencies

Lease Commitment Summary

The Company leases office space under non-cancelable operating leases which expire in March 2017. The operating leases have renewal options and rent escalation clauses.

Minimum lease payments were as follows at June 30, 2016 (in thousands):

2016	$45
2017	23
Total minimum lease payments	$68

Rent expense, net of sublease income, was $21,000 and $50,000 for three months ended June 30, 2016 and 2015, respectively, and $41,000 and $99,000 for the six months ended June 30, 2016 and 2015, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

11. License Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the suprachoroidal space. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027.  The Company recorded $5,000 and $10,000 of license revenue during the three and six months ended June 30, 2016, respectively, for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC, or Rusnano MedInvest, and Domain Russia Investments Limited. RMI, which beneficially owns approximately 11% of the Company’s voting securities, is a wholly owned subsidiary of Rusnano MedInvest.

In April 2015, the Company entered into a license and collaboration agreement (the “Spark Agreement”) with Spark Therapeutics, Inc. (“Spark”) under which Spark could acquire the exclusive rights to license the Company’s microinjector technology and access to the suprachoroidal space within the eye for development and ultimate commercialization of Spark’s gene therapy treatments to be delivered via the microinjector. In conjunction with executing the Spark Agreement, Spark made an upfront, non-refundable payment to the Company of $500,000.

In February 2016, the initial study was completed and Spark elected not to extend the arrangement nor license the technology which terminated the agreement in accordance with the agreement terms. During the quarter ended March 31, 2016, the Company recorded as revenue the $500,000 upfront payment as the amount was non-refundable and the Company had no further obligations under this arrangement.

12. Collaborative Agreement

In January 2013, the Company entered into a collaborative research agreement with a stockholder, whereby the parties agreed to conduct feasibility studies for certain compounds. Each party to the collaborative research agreement will bear its own costs, except that certain costs incurred by the Company are limited to a defined maximum amount. The Company incurred research and development costs in relation to the collaborative research agreement of $3,000 and $50,000 for the three months ended June 30, 2016 and 2015, respectively and $85,000 and $100,000 for the six months ended June 30, 2016 and 2015, respectively.

13. Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

•	Level 1—Unadjusted quoted prices in active, accessible markets for identical assets or liabilities.
•	Level 2—Other inputs that are directly or indirectly observable in the marketplace.
•	Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s material financial instruments at June 30, 2016 and December 31, 2015 consisted primarily of cash and cash equivalents, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its stock purchase warrants liability to be a Level 3 fair value measurement.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Money markets (included in cash and cash equivalents)	$55,089	$—	$—	$55,089
Financial Liabilities:
Stock purchase warrants	$—	$—	$79	$79

	December 31, 2015
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Money markets (included in cash and cash equivalents)	$20,076	$—	$—	$20,076
Financial Liabilities:
Stock purchase warrants	$—	$—	$258	$258

Prior to the IPO, the Company estimated the fair value of the Series A-1 and the Series B warrants using an option pricing model that included three valuation scenarios, a non-IPO scenario and two IPO scenarios, early and late. Under the IPO scenarios, the Company calculated the value of the warrant based on a call option of the common share at IPO (assuming the underlying preferred stock would convert to common stock) given the time to exit and the term of the warrants stipulated in the contract. The Company then applied a discount for lack of marketability. Changes in the fair value of the stock purchase warrants are recorded in other income (expense), net in the statements of operations. Subsequent to the IPO, the Company used the Black-Scholes option pricing model to estimate the fair value of the remaining warrants. The estimates in the Black-Scholes option pricing model are based, in part, on assumptions, including but not limited to the volatility of comparable public companies, the expected life of the warrants, the risk-free interest rate and the fair value of the underlying warrants. The following table summarizes the changes in fair value of the Level 3 liability, stock purchase warrants (in thousands):

	Level 3 Liabilities
	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
Stock purchase warrants
Balance at beginning of period	$258	$42
Issuance of stock purchase warrants	—	164
Exercise of stock purchase warrants	(23)	—
Net (decrease) increase in fair value remeasurement	(156)	52
Balance at period end of period	$79	$258

14. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss per share gives effect to all dilutive potential shares of common stock outstanding during this period.

For all periods presented, the Company’s potential common stock equivalents, which include convertible preferred stock, stock options, unvested restricted stock and stock purchase warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convertible preferred stock	—	4,343,517	—	4,343,517
Outstanding stock options	1,258,420	1,018,607	1,258,420	1,018,607
Unvested restricted stock	1,281	13,582	1,281	13,582
Stock purchase warrants	25,974	146,298	25,974	146,298
	1,285,675	5,522,004	1,285,675	5,522,004

15. Subsequent Events

On June 30, 2016, the underwriters of the IPO exercised their option to purchase additional shares and on July 6, 2016, the Company issued 948,843 additional shares of its common stock at a public offering price of $7.00 per share for net proceeds of $6.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2015 appearing in our prospectus dated June 1, 2016 that was filed with the Securities and Exchange Commission.

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. Our current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space, or SCS, using our proprietary SCS Microinjector. With the suprachoroidal injection procedure, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as intravitreal injections. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including lower frequency of necessary administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize drugs for injection into the SCS. Our most advanced product candidates, CLS-1001 and CLS-1003, are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

CLS-1001 consists of an SCS injection of Zuprata, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, specifically designed to be administered through our SCS Microinjector for the treatment of patients with noninfectious uveitis. For CLS-1001, we are in the process of enrolling patients in a pivotal Phase 3 clinical trial. We expect to enroll approximately 150 patients with macular edema associated with noninfectious uveitis in this trial and expect to report data in the second half of 2017. We believe, based on our end-of-Phase 2 review with the FDA in May 2015, that only one, Clearside-sponsored, Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA. In the first quarter of 2016, we received data from a Phase 2 clinical trial in 22 patients with macular edema associated with non-infectious uveitis. Patients in this trial achieved a statistically significant (p=0.002) mean change from baseline in retinal thickness at two months, which was the primary endpoint of the trial, as well as statistically significant improvement in best corrected visual acuity, or BCVA, a secondary endpoint. At four and eight weeks following dosing, the average reduction in retinal thickness was 135 and 164 microns, respectively, and the average improvement in BCVA was 7.7 and 9.2 letters, respectively. In our previously completed Phase 1/2 clinical trial, we observed a range of improvements in BCVA of between one and five lines on a standard eye chart. At the end of week 12, the average improvement in BCVA exceeded two lines, which is considered meaningful in standard clinical practice. At the end of week 26, four of the eight patients in the trial had still not required additional treatment. For those four patients, the average improvement in BCVA was nearly three lines at week 26.

Under our CLS-1003 program for macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein, we are exploring the concomitant SCS injection of Zuprata and an intravitreal injection of Eylea, a corticosteroid and an anti-VEGF agent, respectively, to provide the potential benefits of improved visual acuity, reduced macular edema and reduced injection frequency. We have completed, and in April 2016 we announced preliminary results from, a Phase 2 clinical trial for CLS-1003 in 46 patients. In this trial, 23 patients in the active arm initially received a concomitant suprachoroidal injection of Zuprata and an intravitreal injection of Eylea and 23 patients in the control arm initially received only an intravitreal injection of Eylea. The objective of the trial was to determine whether patients receiving Zuprata together with Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea retreatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant. In addition, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant. In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. We expect to have an end-of-Phase 2 meeting with the FDA in the second half of 2016, and, if the feedback from the FDA at that meeting is positive, we intend to commence a Phase 3 clinical program in the first half of 2017.

In our CLS-1002 program for the treatment of wet age-related macular degeneration, or wet AMD, we have selected a lead compound, axitinib, that has activity against both vascular endothelial growth factor receptors, or VEGFr, and platelet derived growth factor receptors, or PDGFr, to be administered by suprachoroidal injection, which we believe could be more effective than currently approved VEGF targeting treatments for wet AMD. We plan to develop a proprietary suspension formulation of axitinib and submit an IND in the second half of 2016, and subsequently commence a Phase 1/2 clinical trial.

If our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license revenue in the first half of 2016, and we have primarily financed our operations through our recent initial public offering, or IPO, private placement of our equity securities, issuance of convertible promissory notes and loan agreements. We have raised net cash proceeds of $46.9 million from the sale of common stock, $44.5 million from the sale of convertible preferred stock, $3.4 million from the sale of convertible promissory notes and $6.0 million from a long-term loan agreement through June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $49.9 million. We recorded net losses of $5.1 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and $10.6 million and $9.0 million for the six months ended June 30, 2016 and 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	complete our ongoing Phase 3 clinical trial for CLS-1001;
•	initiate our planned Phase 3 clinical program for CLS-1003 and our planned Phase 1/2 clinical trial of CLS-1002, as well as future clinical trials for these programs, if necessary;
•	potentially pursue a development program for diabetic macular edema, or DME;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	begin to operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. The only revenue we have derived, consisting of $0.5 million in the first quarter of 2016, has been from up-front payments in connection with out-licensing our proprietary microinjection technology for SCS drug administration to third-party strategic collaborators. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Technologies, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark.

Research and Development

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with preclinical activities and development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for our research and development facility; and
•	depreciation expense for assets used in research and development activities.

We expense research and development costs to operations as incurred. The costs for some of our development activities, such as clinical trials, are recognized based on the terms of underlying agreements, as well as an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and additional information provided to us by our vendors about their actual costs occurred.

Expenses related to activities, such as manufacturing and stability and toxicology studies, that are supportive of a product candidate itself, are classified as direct non-clinical costs. Expenses related to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical costs. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct clinical costs or non-clinical costs and are separately classified as unallocated.

For the three and six months ended June 30, 2016, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates. From inception through June 30, 2016, we have incurred $33.8 million in research and development expenses.

The following table shows our research and development expenses by type of activity for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CLS-1001:
Direct non-clinical	$1,045	$144	$1,135	$343
Direct clinical	1,137	219	2,684	613
Total	2,182	363	3,819	956
CLS-1002:
Direct non-clinical	467	418	1,609	711
Direct clinical	—	—	—	3
Total	467	418	1,609	714
CLS-1003:
Direct non-clinical	1	—	2	2
Direct clinical	540	404	1,416	707
Total	541	404	1,418	709
Unallocated	1,023	962	1,956	2,276
Total research and development expense	$4,213	$2,147	$8,802	$4,655

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended under contracts with research institutions, consultants and CROs that conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If future timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would modify our estimates of accrued expenses accordingly on a prospective basis. Historically, any such modifications have not been material.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we progress CLS-1001, CLS-1003, CLS-1002 and any future product candidates through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	number of trials required for approval and any requirement for extension trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each candidate’s commercial potential.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative costs include facility related costs not otherwise included in research and development expenses, professional fees for legal, patent, consulting, and accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, director and officer insurance, and investor and public relations costs.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents. Interest income is not considered significant to our financial statements, but we expect our interest income to increase as we invest the net proceeds from our IPO pending their use in operations.

Other expense consists of interest accrued under promissory notes and the loan agreements and changes in the value of the stock purchase warrant liability described in the footnotes to our financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies which are disclosed in our audited financial statements for the year ended December 31, 2015 included in our prospectus dated June 1, 2016, as filed with the SEC.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,		Period-to-Period
	2016	2015	Change
	(in thousands)
License Revenue	$5	$—	$5
Operating expenses:
Research and development	4,213	2,147	2,066
General and administrative	970	3,023	(2,053)
Total operating expenses	5,183	5,170	13
Loss from operations	(5,178)	(5,170)	(8)
Other income (expense)	76	(67)	143
Net loss	$(5,102)	$(5,237)	$135

Revenue. In the three months ended June 30, 2016, we recognized $5,000 of revenue associated with our agreement with NovaMedica. We did not recognize any revenue in the three months ended June 30, 2015.

Research and development. Research and development expense increased from $2.1 million for the three months ended June 30, 2015 to $4.2 million for the three months ended June 30, 2016, an increase of 96%. This was primarily attributable to a $1.1 million increase in costs related to the ongoing Phase 3 clinical trial for CLS-1001, a $0.1 million increase in costs related to the Phase 2 clinical trial for CLS-1003, a $0.9 million increase in device development for manufacturing commercialization costs and $0.1 million of increased personnel related costs. This increase was partially offset by a $0.2 million decrease in costs for the now completed Phase 2 clinical trial for CLS-1001.

General and administrative. General and administrative expenses decreased by $2.1 million, from $3.0 million for the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016. The decrease was primarily attributable to recognizing $1.9 million of expenses related to deferred offering costs in the second quarter of 2015.

Other income (expense). Other income (expense) increased in the three months ended June 30, 2016 by $143,000 compared to the prior year period. This was primarily the result of a decrease in the mark-to-market warrant liability.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Period-to-Period
	2016	2015	Change
	(in thousands)
License Revenue	$510	$—	$510
Operating expenses:
Research and development	8,802	4,655	4,147
General and administrative	2,243	4,272	(2,029)
Total operating expenses	11,045	8,927	2,118
Loss from operations	(10,535)	(8,927)	(1,608)
Other income (expense)	(16)	(67)	51
Net loss	$(10,551)	$(8,994)	$(1,557)

Revenue. In the six months ended June 30, 2016, we recognized $0.5 million of revenue associated with our agreement with NovaMedica and Spark. We did not recognize any revenue in the six months ended June 30, 2015.

Research and development. Research and development expense increased from $4.7 million for the six months ended June 30, 2015 to $8.8 million for the six months ended June 30, 2016, an increase of 86%. This increase was primarily attributable to a $2.2 million increase in costs related to the ongoing Phase 3 clinical for CLS-1001, a $0.7 million increase in costs for the Phase 2 clinical trial for CLS-1002 in RVO patients, a $0.7 million increase in device development for manufacturing commercialization costs and a $0.4 million increase in costs for pre-clinical studies of CLS-1002 for wet AMD. We also incurred increased personnel and related costs of $0.1 million during the six months ended June 30, 2016 as compared to the same period in 2015.

General and administrative. General and administrative expenses decreased by $2.0 million, from $4.3 million for the six months ended June 30, 2015 to $2.2 million for the six months ended June 30, 2016. The decrease was primarily attributable to recognizing $1.9 million of expenses related to previously deferred offering costs in the first half of 2015 and $0.3 million decrease in professional fees compared to the first half of 2015.

Other income (expense). Other income (expense) increased by $51,000 in the six months ended June 30, 2016. This was primarily related to a decrease in the mark-to-market warrant liability. The increase was partially offset by the amortization of the financing costs, the accretion of the warrants and the final payment related to the loan agreements.

Liquidity and Capital Resources

Sources of Liquidity

For the period from our inception on May 26, 2011 to June 30, 2016, we have used cumulative net cash in operating activities of $43.0 million and incurred cumulative net losses of $49.9 million.  As of June 30, 2016, we had cash and cash equivalents of $55.3 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2016, our funds were held in cash and money market funds.

On June 7, 2016, we closed our IPO in which we sold 7,200,000 shares of common stock at a public offering price of $7.00 per share, and on June 30, 2016, the underwriters exercised their option to purchase 948,843 additional shares.  These issuances resulted in net proceeds of $51.4 million after deducting underwriting discounts and commissions and offering expenses.

Prior to our IPO, we funded operations primarily through the sale of convertible preferred stock, a long-term loan agreement and the issuance of convertible promissory notes. We raised net cash proceeds of $44.5 million from the sale of convertible preferred stock, $6.0 million from a long-term loan agreement and $3.4 million from the sale of convertible promissory notes through June 30, 2016.

On April 15, 2015, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, for borrowings of up to $6.0 million. Under the terms of the loan agreement, an initial tranche of $4.0 million was advanced on April 15, 2015 and an additional tranche of $2.0 million was advanced on May 15, 2015. Amounts outstanding under the loan agreement accrue interest at SVB’s prime rate less 0.50%, or 3.0% as of June 30, 2016. We were obligated only to make payments of accrued interest until May 2016, after which outstanding principal and accrued interest became payable in 30 monthly installments through October 2018. We will also be obligated to make a final payment of $330,000 to SVB upon the maturity date of the loan in October 2018. We may voluntarily prepay amounts outstanding under the loan agreement, subject to the payment of a termination fee equal to $120,000, which termination fee decreases over time to $30,000 after the second anniversary of the initial advance.

Our obligations under the SVB loan are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without SVB’s prior written consent. The loan agreement with SVB contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. There are no financial covenants associated with the loan agreement. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

In connection with the loan agreement, we issued a warrant to SVB to purchase 25,974 shares of our convertible preferred stock at an exercise price of $7.70 per share. Unless earlier exercised, the warrant will expire in April 2025.

In April 2014, we issued $3.0 million in aggregate principal amount of convertible promissory notes, or the bridge notes, to our existing stockholders, including two of our executive officers and one of our directors in their individual capacities. The bridge notes accrued interest at an annual rate of 7% through April 2015. In connection with the issuance of the bridge notes, we also issued warrants to the lenders which were automatically net exercised in connection with our IPO, resulting in the issuance of 112,441 shares of our common stock.

In April 2013, we entered into a loan agreement with an entity affiliated with the State of North Carolina under which we borrowed an aggregate of $125,000. We repaid this note in full in May 2014. In connection with the initial loan, we also issued this lender a warrant to purchase 16,550 shares of our Series A-1 convertible preferred stock, which automatically converted to a warrant to purchase 7,522 shares of our common stock following the completion of the IPO. This warrant was net exercised in June 2016 resulting in the issuance of 3,236 shares of our common stock.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-1001, CLS-1003, CLS-1002 or any future product candidates, although we will require additional funding to complete our planned Phase 3 clinical program for CLS-1003 in RVO patients. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	successful enrollment in, and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that candidate.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including but not limited to, increased costs and expenses for fees to members of our board of directors, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and NASDAQ.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash flows from license revenue and existing cash and cash equivalents, including the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(9,879)	$(6,922)
Investing activities	—	(4)
Financing activities	44,875	5,988
Net change in cash and cash equivalents	$34,996	$(938)

During the six months ended June 30, 2016 and 2015, our operating activities used net cash of $9.9 million and $6.9 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to higher research and development expenses.

During the six months ended June 30, 2016 and 2015, we did not engage in any material investing activities.

During the six months ended June 30, 2016 and 2015, our net cash provided by financing activities was $44.9 million and $6.0 million, respectively. The net cash provided by financing for the six months ended June 30, 2016 was related primarily to $45.3 million received from the initial closing of the IPO, net of the underwriters’ discounts and commissions and other offering expenses, partially offset by $0.4 million in payments of long-term debt. The net cash provided by financing activities during the six months ended June 30, 2015 was primarily due to our $6.0 million long-term debt agreement.

Contractual Obligations

As of June 30, 2016, there were no material changes to our contractual obligations and commitments as of December 31, 2015 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus dated June 1, 2016 as filed with the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Item 1, “Financial Statements – Note 2, “Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $55.3 million and $15.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 0.50% below the prime rate. We estimate that a one percentage point increase in the prime rate would have resulted in a $14,000 and $60,000 increase in interest expense for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We incurred net losses of $17.6 million and $10.6 million for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

complete our ongoing pivotal Phase 3 clinical trial in our CLS-1001 program, initiate our Phase 3 clinical program for CLS-1003, initiate clinical trials in our CLS-1002 program and conduct additional clinical trials in these programs, if necessary;

•	potentially pursue a development program for diabetic macular edema, or DME;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval and manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our drug development programs or commercialization efforts.

We believe that our existing cash and cash equivalents, including the net proceeds from our recent initial public offering, or IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•

the progress and results of our ongoing Phase 3 clinical trial for CLS-1001, our planned Phase 3 clinical program for CLS-1003, our planned Phase 1/2 clinical trial for CLS-1002 and our future clinical trials for these programs;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2012, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our product candidates, including our SCS Microinjector, and undertaking preclinical studies and conducting early clinical trials. We have not yet demonstrated an ability to successfully complete later-stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our loan from Silicon Valley Bank.

We have entered into a loan and security agreement with Silicon Valley Bank, or SVB, pursuant to which we have borrowed an aggregate of $6.0 million. Our obligations under the loan agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without SVB’s prior written consent. The loan agreement with SVB contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of June 30, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the loan agreement could result in an event of default, which could result in an acceleration of amounts due under the loan agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to the Development of Our Product Candidates

Our research and development efforts are focused on the development of product candidates for SCS injection, which is a novel approach and may fail to achieve and sustain market acceptance.

Injecting drugs into the SCS is a novel approach for ophthalmic therapies, and there is no guarantee this approach will be accepted by physicians, patients or third-party payors. We believe we are the first and only company developing drugs specifically for SCS injection. The scientific evidence to support the feasibility of developing drugs based on this approach is both preliminary and limited. Although our clinical trial results suggest that SCS injection of drugs, such as CLS-1001, may be effective at treating back of the eye diseases, to date no company has developed a drug for administration through the SCS that has received marketing approval.

Additionally, we have limited clinical experience in SCS drug injection. Therefore, we cannot guarantee that SCS injection of drugs will prove in our ongoing and future clinical trials to be a safe or effective approach for treating back of the eye diseases in humans, nor can we ensure that we will achieve regulatory approval for our product candidates, even if our clinical trials are successful.

Even if we are able to achieve marketing approval for one of our product candidates, the novelty of SCS injection may make it difficult to demonstrate to physicians and third-party payors that SCS injection of our drugs is an appropriate approach for treating diseases such as non-infectious uveitis, RVO and wet AMD and provides advantages compared to the current standard of care.

Further, if we are not successful in conveying to physicians, patients and third-party payors that the administration of our drug candidates with our proprietary SCS Microinjector improves patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate payment for, our product candidates. Additionally, in some cases, our product candidates will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-1001, CLS-1003 and our other product candidates.

Except for our most advanced programs, CLS-1001 and CLS-1003, all of our product candidates are in preclinical development. If we are unable to commercialize our product candidates or if we experience significant delays in doing so, our business may be harmed.

For our most advanced clinical development program, CLS-1001 for the treatment of macular edema associated with non-infectious uveitis, we have completed a Phase 1/2 clinical trial, in which we dosed eight patients with a commercially available formulation of the active ingredient in Zuprata, and a Phase 2 trial, in which we administered Zuprata to 22 patients with our SCS Microinjector. For our second clinical development program, CLS-1003 for the treatment of macular edema associated with RVO, we have completed our first clinical trial, a Phase 2 trial, in which we administered Zuprata to 23 patients. Given our limited human experience with our clinical programs, the successful development of any of our product candidates is extremely uncertain, and we cannot guarantee that we will be successful in developing any of our product candidates.

Further, the FDA may conclude that our clinical trials are not sufficient to support approval of our product candidates. For example, we have initiated our clinical development program for CLS-1003 with a Phase 2 clinical trial without having conducted a separate Phase 1 clinical trial for this program. We believe that we will be able to rely on our completed toxicology study of Zuprata administered in combination with Eylea in rabbits, the preclinical studies and safety data generated by our completed clinical trials for CLS-1001 and other supportive literature for a potential NDA submission for CLS-1003, which, similar to CLS-1001, also contains Zuprata. However, we have not yet confirmed this approach with the FDA, and the FDA may require that we conduct additional safety studies or trials. For our CLS-1002 program, the only clinical trial we have conducted to date is the Phase 1 exploratory trial of Avastin in Mexico. Although the exploratory trial was conducted in accordance with good clinical practices and had approval and oversight of the local institutional review board, the FDA could conclude that we may not rely on the results of the trial conducted in Mexico as part of our regulatory application seeking marketing approval for the treatment of neovascular age-related macular degeneration.

We have not completed the development of any product candidates, we currently generate no revenues from sales of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our proprietary SCS Microinjector for SCS injection of drugs and the identification of potential drug candidates using that technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and requisite clinical trials;
•	performing preclinical studies and clinical trials in compliance with FDA requirements;
•	receipt of marketing approvals from applicable regulatory authorities;
•	ability to import sufficient quantity of product for trials or potential commercialization;
•

obtaining marketing approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a risk evaluation and mitigation strategy, or REMS, program;

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
•	successful training of physicians in the proper use of our SCS Microinjector;
•	our ability to market our products for use with our SCS Microinjector without a requirement from the FDA that we obtain a separate medical device authorization;
•	acceptance of the therapies and of the concept of SCS injection of drugs, if and when approved, by physicians, patients and third-party payors;

•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the drugs and our SCS Microinjector following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

The administration of CLS-1003 as a therapy together with an anti-VEGF drug for the treatment of macular edema associated with RVO is a novel approach and may fail to be successful.

We are developing our second drug program, CLS-1003, as a therapy to complement the current standard of care in the treatment of patients experiencing macular edema associated with RVO, with the goal of reducing current required monthly anti-vascular endothelial growth factor, or anti-VEGF, injections to quarterly injections. The scientific evidence to support the potential efficacy of this treatment approach is limited and based on third party clinical trials studying intravitreal injections of steroids in patients with RVO, which, although effective in reducing edema, has been associated with side effects. While our clinical trial experience involving the SCS injection of steroids suggests that these adverse side effects may be reduced using SCS injection, to date no other company has explored this specific concomitant treatment approach in clinical trials or preclinical studies.

Even if we are able to successfully develop, and achieve marketing approval of, CLS-1003, it may be difficult to demonstrate to physicians and third-party payors that the administration of CLS-1003 concomitantly with anti-VEGF drugs, and the reduction in frequency of anti-VEGF treatments, is the appropriate approach for treating RVO and provides advantages over the current standard of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the administration of CLS-1003 concomitantly with anti-VEGF drugs improves patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to pay for, CLS-1003. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-1003.

We revised the design of our SCS Microinjector following early-stage clinical trials and do not yet have significant experience with our SCS Microinjector in humans.

In our preclinical studies and Phase 1/2 clinical trials, we used several prototype iterations of the SCS Microinjector. We have since finalized the commercial design, which we used in our CLS-1001 and CLS-1003 Phase 2 clinical trials and are using and plan to use in our Phase 3 clinical trials of CLS-1001 and CLS-1003. Accordingly, in addition to the risks associated with drug development, we are also subject to the risks associated with developing the microinjector. For example, in our Phase 1/2 clinical trial, the needle of our earlier microinjector was not long enough to penetrate the scleras of two patients screened for the trial. If we encounter similar limitations with this design, or if it does not function properly in any way, we could be required to expend significant additional time and resources to redesign our microinjector, which would delay or compromise our drug development efforts. Additionally, our ability to successfully commercialize our product candidates will depend on retinal specialists being comfortable with the design and functionality of our microinjector. If, for any reason, retinal specialists were unsatisfied with the form or function of our microinjector, it would harm the market acceptance and potential commercial success of our product candidates, if any, that receive marketing approval.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to build a pipeline of product candidates for SCS injection and to progress these product candidates through clinical development for the treatment of a variety of diseases of the back of the eye. We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have significant side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect our stock price.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•

clinical trials of our product candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

regulators may issue a clinical hold, or regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, such as black box warnings or a REMS program;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our drug development costs may also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the

United States. For example, we began enrolling patients in our Phase 1/2 uveitis trial in July 2013 and intended to enroll approximately 10 patients in the trial, but we completed enrollment after dosing the eighth patient in July 2014. We have limited experience enrolling patients in our clinical trials, and cannot predict how successful we will be at enrolling patients in future clinical trials. If we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the availability of drugs approved to treat the diseases under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which could cause our value to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate. In addition, in some cases, the FDA could issue a clinical hold to stop the study.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Dependence on Third Parties

We expect to rely on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with applicable regulatory requirements.

We have engaged contract research organizations, or CROs, for our ongoing and planned clinical trials. We also expect to engage CROs for any of our other product candidates that may progress to clinical development. We expect to rely on CROs, as well as other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so by us or third parties can result in FDA refusal to approve applications based on the clinical data, enforcement actions, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing CLS-1001, CLS-1003 or our other future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of Zuprata and our SCS Microinjector for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of Zuprata and our SCS Microinjector or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently procure the active pharmaceutical ingredient in Zuprata on a purchase order basis from a third-party manufacturer, and we anticipate entering into commercial supply agreements with this or another manufacturer at a later date. In addition, we obtain each of the components of our SCS Microinjector on a purchase order basis from third-party suppliers. Some of our current suppliers are based outside of the United States. We expect to continue to rely on third parties as we proceed with preclinical and clinical testing using Zuprata with our SCS Microinjector, as well as for commercial manufacture, if any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of Zuprata and our SCS Microinjector or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

We also expect to rely on third-party manufacturers or collaborators for the manufacture of commercial supply of any other product candidates for which we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or collaborators or to do so on acceptable terms.

Even if we are able to establish agreements with third-party manufacturers or collaborators, reliance on third-party manufacturers or collaborators entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are drug/device combination products that will be regulated under the drug regulations of the Federal Food, Drug, and Cosmetic Act, or FDCA, based on their primary mode of action as drugs. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

Our product candidates that we may develop may compete with other drugs and devices for access to manufacturing facilities. There are a limited number of manufacturers that operate under the drug and device cGMP regulations applicable to our product candidates and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or our SCS Microinjector. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drugs and the components of our SCS Microinjector, we may incur added costs and delays in identifying and qualifying any such replacement. For example, the FDA could require supplemental data if a new supplier is relied upon for the active pharmaceutical ingredient used in our products. Any interruption or delay in the supply of components and materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may compromise our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

We may seek collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates, particularly for the commercialization of any of our product candidates that are approved for marketing outside the United States or for product candidates targeted at larger indications in the United States such as wet AMD and DME. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have entered into a collaboration with Santen to develop compounds that are designed to treat macular edema and neovascularization associated with wet AMD, RVO and DME, as well as elevated intraocular pressure, or IOP, associated with glaucoma. Under our collaboration with Santen, and if we enter into any future collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized on terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter some of our future development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies, such as our current collaboration with Santen, for the future development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to the Commercialization of Our Product Candidates

If we are unable to establish sales, marketing and distribution capabilities for our product candidates, we may not be successful in commercializing those product candidates, if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs or medical devices. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to target the approximately 1,700 retinal specialists in the United States for any of our product candidates that receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;

•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. SCS injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the healthcare community and patients to adopt new technologies and our novel approach of SCS injection of drugs;
•	the willingness of retinal specialists to expend the time necessary to receive proper training on injecting drugs into the SCS using our SCS Microinjector;
•	the ability to manufacture our product in sufficient quantities and yields;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our drugs together with other medications.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

With respect to Zuprata, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection, although it is commonly used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or for the treatment of DME. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the back of the eye and RVO in both the United States and in the European Union, and recently received approval from the FDA to treat DME in adult patients who have an artificial lens implant or who are scheduled for cataract surgery. Bausch + Lomb markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide, for the treatment of non-infectious uveitis.

Iluvien, marketed by Alimera Sciences, is a fluocinolone acetonide implant and is approved for the treatment of DME in both the United States and the European Union.

Our product candidates will also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD and have also been approved for DME. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema associated with RVO and DME. Avastin is an anti-VEGF drug used by retinal specialists off-label in both the United States and in certain countries of the European Union in the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema associated with RVO and DME in the United States. In the European Union, Eylea is approved for the treatment of wet AMD, DME and macular edema secondary to RVO.

Ophthotech’s drug candidate, Fovista, an anti-PDGF agent, is in Phase 3 clinical trials as a potential treatment for wet AMD to be administered together with an anti-VEGF drug. We are also aware of several other drug candidates in earlier stages of development as potential treatments for the diseases that we intend to target.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA or our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. For some of the indications that we are pursuing, drugs used off-label, such as Kenalog and Avastin, serve as a cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we are able to commercialize any product candidates, our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our drugs may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs, including drugs currently on the market used by physicians to treat the clinical indications for which we are currently seeking FDA approval and likely our product candidates, if approved. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products, and could seriously harm our business.

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably if they are approved for sale.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards paid to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any drugs that we may develop.

We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Daniel White, our Chief Executive Officer, Charlie Deignan, our Chief Financial Officer, and Glenn Noronha, our Chief Scientific Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2016, we had 20 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and product candidates, or if our licensors are unable to obtain and maintain patent protection for the technology or product candidates that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technology and product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. For example, we do not control the prosecution of the patent applications licensed to us under the Emory/GT License described below. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States or visa-versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and may also affect patent litigation. The United States Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could significantly harm our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our owned and licensed patents and patent applications.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, and may not be of sufficient scope or strength to provide us with any commercial advantage. Our competitors may be able to design around our owned or licensed patents by developing similar or alternative technologies or drugs without infringing on our intellectual property rights.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours, and our business will suffer.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which would undermine our competitive position.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm business.

Our commercial success depends upon our ability, and the ability of any collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. In particular, we are focused on developing product candidates based on widely used therapeutic agents, many of which are protected by proprietary rights of third parties, and we are developing proprietary formulations of these therapeutic agents specifically for SCS injection using our proprietary SCS Microinjector. For example, in our CLS-1002 program for wet AMD, we plan to develop a propriety formulation of axitinib to be administered by SCS injection, which we believe could be more effective than current treatments for wet AMD. We plan to submit an IND with the FDA for CLS-1002 delivered using SCS injection for this indication in the second half of 2016. Axitinib is currently marketed by Pfizer and was approved for the treatment of advanced renal cell carcinoma. Pfizer has Orange Book-listed as well as unlisted patents for axitinib that expire in 2020, without extension. Pfizer has also applied for Patent Term Extension under 35 U.S.C. § 156 that could extend the term of one listed patent to 2025 for the approved indication. Although we seek to develop our proprietary drug formulations that don’t infringe the intellectual property rights of others, we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs or other aspects of our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our technology and drugs. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patent, we could be prevented from marketing our products in one or more foreign countries. As a result, our ability to grow our business and compete in the market may be harmed.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could hurt the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we fail to comply with our obligations under our existing intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with Emory University and Georgia Tech Research Corporation, or the Emory/GT License, and may enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that future license agreements would impose, various diligence, milestone payment, royalty, insurance and other obligations on us. For example, under the Emory/GT License, we are required to use commercially reasonable efforts to develop and commercialize licensed products under the agreement and to satisfy other specified obligations, including the payment of license fees and minimum royalty payments. If we fail to comply with our obligations under our license agreements, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the license to a non-exclusive license, which could impair the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If our licensors under the Emory/GT License were to terminate their license agreement with us for any reason, we would lose access to critical technology related to our SCS Microinjector.

We may need to license additional intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to management. In addition, any litigation or threat thereof may adversely affect our ability to hire employees or contract with independent service providers. Moreover, a loss of key personnel or their work product could hamper or prevent our ability to commercialize our products.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Other than Zuprata, we have not yet selected trademarks for our product candidates or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, export, and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit its approved use, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for our product candidates, such as CLS-1001. Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are drug/device combination products that will be regulated under the drug provisions of the FDCA, enabling us to submit NDAs for approval of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before our product candidates, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization, or that a competitor would not obtain approval first, including subsequent market exclusivity from the FDA, thereby delaying potential approval of our product.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

The FDA may not approve our proposed trade name, Zuprata.

Although Zuprata, the trade name for our proprietary, preservative-free formulation of TA, has been registered with the U.S. Patent and Trademark Office, it must also be approved by the FDA. We are in the process of applying for conditional approval from the FDA for this trade name. The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. If our trade name, Zuprata, is rejected, we will lose the benefit of any brand equity that may already have been developed for this product candidate, as well as the benefit of our existing trademark applications for this trade name. If the FDA does not approve the Zuprata trade name, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Additional time may be required to obtain regulatory approval for our product candidates because they are combination products.

Our product candidates are drug/device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. In addition, to date, the FDA has not requested a separate medical device authorization submission for our SCS Microinjector. However, the FDA may request a separate medical device authorization submission for our SCS Microinjector in the future, which could delay the development and commercialization of our product candidates.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

A variety of risks associated with marketing our product candidates internationally could affect our business.

We may seek regulatory approval for our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. If any of our product candidates receives marketing approval, the accompanying label may limit its approved uses, which could limit sales of the product, or include a black box warning to highlight a specific health risk.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs, including device malfunctions, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

•	restrictions on such drugs, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a drug;
•	restrictions on drug distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters;
•	recall or withdrawal of the drugs from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	clinical holds;
•	safety alerts;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our drugs;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Non-compliance with European Union requirements regarding safety monitoring, or pharmacovigilance, and with requirements related to the development of drugs for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Even though we have received orphan drug designation in the European Union for our most advanced product candidate, CLS-1001, we may not be able to obtain orphan drug marketing exclusivity for this product candidate.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. We have received orphan drug designation from the EMA for CLS-1001 for the treatment of non-infectious uveitis, and we may seek orphan drug designation from the FDA or EMA for our future drug candidates. However, we do not plan to pursue orphan drug designation and exclusivity from the FDA for CLS-1001.

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In addition, the period of market exclusivity may be reduced to six years if it can be demonstrated based on available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. There is no guarantee that we will be able to obtain or maintain orphan exclusivity for CLS-1001 even if we receive marketing authorization for CLS-1001 in Europe.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners and vendors, could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, imposed new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures,” for an aggregate potential annual liability of $1,150,000; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices and drug and device combination products, which, under the Consolidated Appropriations Act, 2016, is suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may affect our revenue, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to June 2, 2016, there was no public market for our common stock, and we cannot assure you that an active trading market will continue to develop or be sustained. If an active market for our common stock does not continue to develop or be sustained, it may be difficult for you to sell your shares without depressing the market price for your shares or to sell your shares at all.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of us and our business;
•	recruitment or departure of key personnel; and
•	sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of August 5, 2016, we had 20,545,516 shares of common stock outstanding. Of these shares, approximately 8.3 million shares are freely tradable, and an additional 12.3 million shares of common stock will be available for sale in the public market beginning at the end of November 2016, following the scheduled expiration of lock-up agreements between some of our stockholders and the underwriters in connection with our recent IPO. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we filed a registration statement on Form S-8 registering the issuance of approximately 3.3 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. These registered shares will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144.

Additionally, holders of an aggregate of approximately 9.6 million shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors are elected each year;
•	stockholders are not entitled to remove directors other than by a 66 2⁄3% vote and only for cause;
•	stockholders are not permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own a majority of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2021, which is the end of the fiscal year following the fifth anniversary of the completion of our recent IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2017, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities.

We have broad discretion in the use of proceeds from our recent IPO and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our recent IPO. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We expect to use the net proceeds to us from our recent IPO to complete our Phase 3 clinical trial of CLS-1001 in uveitis patients, to initiate our Phase 3 clinical program for CLS-1003 in RVO patients, to prepare an IND and complete our planned Phase 1/2 clinical trial of CLS-1002 in wet AMD patients, to fund the research and development of any future programs, including drug discovery, and for working capital and general corporate purposes. Our failure to apply the net proceeds from our recent IPO effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You do not have the opportunity to influence our decisions on how to use our net proceeds from our recent IPO.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement with SVB currently prohibits us from paying dividends without SVB’s consent, and the terms of any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We plan to use potential future operating losses and our federal and state NOL carryforwards to offset future taxable income, if any. However, our ability to use existing NOL carryforwards could be limited as a result of issuances of equity securities.

As of December 31, 2015, we had approximately $36.6 million of federal and $44.9 million of state net operating loss, or NOL, carryforwards. If not utilized, these federal NOL carryforwards will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. To the extent we generate taxable income in the future, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The completion of our recent IPO, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

We will incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we will incur significant additional legal, accounting and other costs. We estimate the additional costs we will incur as a result of being a public company to be approximately $1.5 million to $2.5 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Stock Options

In February 2016, we granted an option to purchase 17,236 shares of our common stock to a director, which grant was made outside of an equity incentive plan.  This issuance was exempt from registration under Rule 701 promulgated under the Securities Act, in that the transaction was under a written compensation contract as provided under Rule 701.

Common Stock Issued upon Conversion of Preferred Stock

On June 7, 2016, upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock were automatically converted into 9,614,159 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

Common Stock Issued upon Exercise of Warrants

On June 7, 2016, upon the closing of our IPO, warrants issued in connection with a financing in 2014 were automatically net exercised, resulting in the issuance of an aggregate of 112,441 shares of common stock.  The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On June 6, 2016, a holder net exercised a warrant, resulting in the issuance of 3,236 shares of common stock.  The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

(b) Use of IPO Proceeds

On June 1, 2016, our registration statement on Form S-1, as amended (File No 333-208916) was declared effective by the SEC in connection with our IPO, pursuant to which we sold 8,148,843 shares of common stock, $0.001 par value per share at a public offering price of $7.00 per share, including the partial exercise by the underwriters of their option to purchase additional shares.

We received net proceeds of $51.4 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.  The joint managing underwriters of the IPO were Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 1, 2016, as filed with the SEC.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916) filed with the SEC on March 18, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearside Biomedical, Inc.

Date: August 12, 2016	By:	/s/ Charles A. Deignan
Charles A Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916) filed with the SEC on March 18, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.