Form 10-Q
period 2016-09-30
Clearside Biomedical, Inc.
filed 2016-11-14
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2016, the registrant had 20,568,180 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$36,876	$20,283
Short-term investments	20,043	—
Prepaid expenses	662	159
Other current assets	73	40
Total current assets	57,654	20,482
Property and equipment, net	110	156
Deferred offering costs	—	410
Other assets	7	7
Total assets	$57,771	$21,055
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,347	$1,469
Accrued liabilities	1,556	1,985
Current portion of long-term debt	—	1,733
Other current liabilities	25	9
Total current liabilities	2,928	5,196
Deferred revenue	165	700
Long-term debt	7,489	4,243
Other non-current liabilities	251	261
Total liabilities	10,833	10,400
Commitments and contingencies
Convertible preferred stock:
Series A preferred stock, $0.001 par value, no shares authorized, issued and outstanding at September 30, 2016; 5,198,826 shares authorized, issued and outstanding at December 31, 2015; liquidation preference of $4,086 at December 31, 2015	—	4,086
Series A-1 preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2016; 4,373,481 shares authorized and 4,356,931 shares issued and outstanding at December 31, 2015; liquidation preference of $7,900 at December 31, 2015	—	7,900
Series B preferred stock, $0.001 par value, no shares authorized, issued and outstanding at September 30, 2016; 6,066,345 authorized and 6,009,202 shares issued and outstanding at December 31, 2015; liquidation preference of $16,212 at December 31, 2015	—	15,372
Series C preferred stock, $0.001 par value, no shares authorized, issued and outstanding at September 30, 2016; 5,274,679 shares authorized and 5,274,674 shares issued and outstanding at December 31, 2015; liquidation preference of $20,000 at December 31, 2015	—	19,956
Total convertible preferred stock	—	47,314
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2016; no shares authorized or issued at December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 20,545,752 shares issued and outstanding at September 30, 2016; 40,000,000 shares authorized and 2,659,262 shares issued and outstanding at December 31, 2015	21	3
Additional paid-in capital	102,481	2,701
Accumulated deficit	(55,559)	(39,363)
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity (deficit)	46,938	(36,659)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$57,771	$21,055

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License revenue	$5	$—	$515	$—
Operating expenses:
Research and development	3,682	2,309	12,484	6,964
General and administrative	1,629	1,065	3,872	5,337
Total operating expenses	5,311	3,374	16,356	12,301
Loss from operations	(5,306)	(3,374)	(15,841)	(12,301)
Other income (expense)	(339)	(101)	(355)	(168)
Net loss	$(5,645)	$(3,475)	$(16,196)	$(12,469)
Net loss per share of common stock — basic and diluted	$(0.28)	$(1.31)	$(1.54)	$(5.59)
Weighted average shares outstanding — basic and diluted	20,493,377	2,651,877	10,502,459	2,231,830

Net loss	$(5,645)	$(3,475)	$(16,196)	$(12,469)
Unrealized loss on available-for-sale investments	(5)	—	(5)	—
Comprehensive loss	$(5,650)	$(3,475)	$(16,201)	$(12,469)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(16,196)	$(12,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	45
Share-based compensation expense	776	502
Non-cash interest expense	224	66
Accretion of debt discount	60	32
Change in fair value of warrant liability	16	(1)
Amortization and accretion on available-for-sale investments, net	17	—
Loss on sale of fixed assets	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(536)	(122)
Other assets	426	1,764
Accounts payable and accrued liabilities	(567)	(399)
Deferred revenue	(515)	500
Deferred rent	(7)	(6)
Net cash used in operating activities	(16,253)	(10,073)
Investing activities
Purchase of available-for-sale investments	(20,065)	—
Acquisition of property and equipment	(3)	(8)
Proceeds from the sale of fixed assets	—	4
Net cash used in investing activities	(20,068)	(4)
Financing activities
Proceeds from initial public offering, net of issuance costs	51,377	—
Proceeds from issuance of long-term debt	7,867	5,981
Principal payments made on long-term debt	(6,330)	—
Proceeds from exercise of stock options	—	13
Net cash provided by financing activities	52,914	5,994
Net increase (decrease) in cash and cash equivalents	16,593	(4,083)
Cash and cash equivalents, beginning of period	20,283	8,269
Cash and cash equivalents, end of period	$36,876	$4,186
Supplemental schedule of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$48,198	$—
Reclassification of deferred initial public offering costs	1,597	—
Issuance of warrant to purchase common stock	308	—
Issuance of warrant to purchase Series B preferred stock	—	164
Accretion of redeemable convertible preferred stock to redemption value	883	392
Unpaid initial public offering costs in accounts payable and accrued expenses	16	228

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

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

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

The Company had cash, cash equivalents and short-term investments of $56.9 million as of September 30, 2016 and cumulative net cash flows used in operating activities of $49.4 million and cumulative net losses of $55.6 million through September 30, 2016. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while still advancing clinical trials for key drug and candidates and expects that the cash on hand as of September 30, 2016 will be sufficient to fund its operations for at least the next 12 months from that date.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2016, statements of operations for the three and nine months ended September 30, 2016 and 2015 and statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2016 and its results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. The results for the three and nine months ended September 30, 2016 are not indicative of results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015, which are included in the Company’s prospectus dated June 1, 2016, as filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933 filed, as amended, with the SEC.

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

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of corporate and government bonds and government agency securities. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss) until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash in bank deposits that at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash balances.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods within the period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The effects of this standard on the Company’s financial statements and related disclosures are not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The Company does not expect this accounting standard to have an impact on its financial statements and related disclosures.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The Company is currently evaluating the effect this standard may have on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2016	December 31, 2015
Furniture and fixtures	5	$69	$66
Machinery and equipment	5	121	121
Computer equipment	3	27	27
Leasehold improvements	Lesser of useful life or remaining lease term	45	45

		262	259
Less: Accumulated depreciation		(152)	(103)
		$110	$156

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued research and development	$790	$569
Accrued bonuses	478	530
Accrued professional fees	78	668
Accrued vacation	88	64
Accrued interest payable	5	15
Accrued expense	117	139
	$1,556	$1,985

5. Long-Term Debt

Loan and Security Agreements

In September 2016, the Company entered into an amended and restated loan and security agreement (the “loan agreement”) with Silicon Valley Bank (“SVB”), MidCap Funding XII Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the Company’s prior loan and security agreement with SVB dated as of April 14, 2015 (the “original loan agreement”), under which the Company had borrowed $6.0 million in April and May 2015. The loan agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. The interest rate on the original loan agreement was equal to the lender’s prime rate less 0.50 percent.

Under the terms of the new loan, an initial tranche of $8.0 million was advanced on September 28, 2016. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the Company has produced clinical trial data sufficient to file a New Drug Application, or NDA, for its drug candidate CLS-1001 for the treatment of uveitis. Once the draw period for the remaining $7.0 million has commenced, the Company may draw funds at its discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the loan agreement. The Company is required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020.  A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the initial $8.0 million advanced on September 28, 2016, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the new loan.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the original loan agreement was $39,000 and $42,000 for the three months ended September 30, 2016 and 2015, respectively, and $129,000 and $72,000 for the nine months ended September 30, 2016 and 2015, respectively. Accretion of the scheduled final payment was $156,000 and $37,000 for the three months ended September 30, 2016 and 2015, respectively, and $224,000 and $64,000 for the nine months ended September 30, 2016 and 2015, respectively. Accretion of the deferred closing costs was $2,000 and $3,000 for the three months ended September 30, 2016 and 2015, respectively, and $7,000 and $5,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$—	$158	$158
2017	—	608	608
2018	3,200	476	3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$2,021	$10,021

6. Convertible Debt

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

As of September 30, 2016, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

7. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2016 and December 31, 2015, there were 20,545,752 and 2,659,262 shares of common stock outstanding, respectively, which excluded 6,478 shares of unvested restricted stock at December 31, 2015. There was no unvested restricted stock as of September 30, 2016.

8. Stock Purchase Warrants

Preferred Stock Warrants

During 2013, in connection with a loan agreement, the Company issued a warrant to the lender to purchase up to 16,550 shares of Series A-1 preferred stock at a price per share of $1.8132. The term of the warrant extended until 10 years from the grant date and the warrant was exercisable at any time during that 10-year period. This warrant was outstanding at December 31, 2015 and had a weighted average remaining life of 6.8 years and a fair value of $58,000. The warrant was automatically converted to a common stock warrant and was net exercised on June 6, 2016, resulting in the issuance of 3,236 shares of common stock.

In April 2015, in connection with another loan agreement, the Company issued a warrant to the lenders to purchase up to 57,143 shares of Series B preferred stock at a price per share of $3.50. The term of the warrant extends until 10 years from the grant date and the warrant is exercisable at any time during that 10-year period. The warrant was automatically converted into a warrant to purchase 25,974 shares of common stock at an exercise price of $7.70 upon the closing of the IPO. This warrant was outstanding at September 30, 2016 and December 31, 2015 and had a weighted average remaining life of 8.5 and 9.25 years, respectively. The fair value of the warrant was $0.3 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

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

In September 2016, in connection with the amended and restated loan and security agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and have a weighted average remaining life of 10 years and a fair value of $0.3 million at September 30, 2016.

9. Share-Based Compensation

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective in connection with the IPO on June 1, 2016.  The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The Company has reserved 1,818,182 shares of common stock for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At September 30, 2016, under the 2016 Plan, options to purchase 157,500 shares of the Company’s common stock were outstanding at a weighted average price of $6.64 per share and 1,660,682 shares remained available for future grant.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At September 30, 2016, options to purchase 1,239,858 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.35 per share.

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

The Company has granted stock option awards to employees, directors and consultants. Share-based compensation expense for options granted is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$134	$81	$375	$229
General and administrative	148	96	401	273
Total	$282	$177	$776	$502

The following table summarizes the activity related to stock options during the nine months ended September 30, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2016	1,261,638	$2.41
Granted	174,736	6.79
Exercised	(1,326)	0.40
Cancelled/Forfeited	(20,454)	6.03
Options outstanding at September 30, 2016	1,414,594	2.90

Options exercisable at December 31, 2015	500,797	0.92

Options exercisable at September 30, 2016	686,439	1.22

As of September 30, 2016, the Company had $3.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

10. Commitments and Contingencies

Lease Commitment Summary

The Company leases office space under non-cancelable operating leases which expire in March 2017. The operating leases have renewal options and rent escalation clauses.

Minimum lease payments were as follows at September 30, 2016 (in thousands):

2016	$23
2017	23
Total minimum lease payments	$46

Rent expense, net of sublease income, was $20,000 for three months ended September 30, 2016 and 2015, and $61,000 for the nine months ended September 30, 2016 and 2015.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

11. License Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the suprachoroidal space. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027.  The Company recorded $5,000 and $15,000 of license revenue during the three and nine months ended September 30, 2016, respectively, for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC, or Rusnano MedInvest, and Domain Russia Investments Limited. RMI, which beneficially owns approximately 11% of the Company’s voting securities, is a wholly owned subsidiary of Rusnano MedInvest.

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

12. Collaborative Agreement

In January 2013, the Company entered into a collaborative research agreement with a stockholder, whereby the parties agreed to conduct feasibility studies for certain compounds. Each party to the collaborative research agreement will bear its own costs, except that certain costs incurred by the Company are limited to a defined maximum amount. The Company incurred research and development costs in relation to the collaborative research agreement of $24,000 for the three months ended September 30, 2015, and $85,000 and $124,000 for the nine months ended September 30, 2016 and 2015, respectively. No research and development costs were incurred in relation to the collaborative research agreement for the three months ended September 30, 2016.

13. Available-for Sale Securities

The following table summarizes the Company’s available-for-sale investments as of September 30, 2016:

	September 30, 2016
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Government bonds and agency obligations	$11,032	$(3)	$11,029
Certificates of deposit	4,658	-	4,658
Corporate bonds	4,358	(2)	4,356
Total available-for-sale investments	$20,048	$(5)	$20,043

14. Fair Value Measurements

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

The Company’s material financial instruments at September 30, 2016 and December 31, 2015 consisted primarily of cash and cash equivalents, short-term investments, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds and government bonds and agency obligations, to be Level 2 in the fair value hierarchy.  The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale. The Company has determined its stock purchase warrants liability to be Level 3 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$35,666	$—	$—	$35,666
Certificates of deposit	5,868	—	—	5,868
Government bonds	2,499	—	—	2,499
Agency obligations	—	8,530	—	8,530
Corporate bonds	—	4,356	—	4,356
Total financial assets	$44,033	$12,886	$—	$56,919
Financial Liabilities:
Stock purchase warrants	$—	$—	$251	$251

	December 31, 2015
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Money markets (included in cash and cash equivalents)	$20,076	$—	$—	$20,076
Financial Liabilities:
Stock purchase warrants	$—	$—	$258	$258

Prior to the IPO, the Company estimated the fair value of its warrants to purchase preferred stock using an option pricing model that included three valuation scenarios, a non-IPO scenario and two IPO scenarios. Under the IPO scenarios, the Company calculated the value of the warrant based on a call option of the common share at IPO (assuming the underlying preferred stock would convert to common stock) given the time to exit and the term of the warrants stipulated in the contract. The Company then applied a discount for lack of marketability. Changes in the fair value of the stock purchase warrants were recorded in other income (expense), net in the statements of operations. Subsequent to the IPO, the Company used the Black-Scholes option pricing model to estimate the fair value of the remaining warrants. The estimates in the Black-Scholes option pricing model are based, in part, on assumptions, including but not limited to the volatility of comparable public companies, the expected life of the warrants, the risk-free interest rate and the fair value of the underlying warrants. The following table summarizes the changes in fair value of the Level 3 liability, stock purchase warrants (in thousands):

	Level 3 Liabilities
	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
Stock purchase warrants
Balance at beginning of period	$258	$42
Issuance of stock purchase warrants	—	164
Exercise of stock purchase warrants	(23)	—
Net increase in fair value remeasurement	16	52
Balance at end of period	$251	$258

15. Net Loss Per Share

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Convertible preferred stock	—	7,074,961	—	7,074,961
Outstanding stock options	1,414,594	1,030,025	1,414,594	1,030,025
Unvested restricted stock	—	10,030	—	10,030
Stock purchase warrants	55,770	146,298	55,770	146,298
	1,470,364	8,261,314	1,470,364	8,261,314

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

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. Our current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space, or SCS, using our proprietary SCS Microinjector. With the suprachoroidal injection procedure, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as intravitreal injections. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including lower frequency of necessary administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize drugs for treatment via injection into the SCS. Our most advanced product candidates, CLS-1001 and CLS-1003, are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

CLS-1001 consists of a suprachoroidal injection of Zuprata, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, specifically designed to be administered suprachoroidally for the treatment of patients with noninfectious uveitis. For CLS-1001, we are in the process of enrolling patients in a pivotal Phase 3 clinical trial. We expect to enroll approximately 150 patients with macular edema associated with noninfectious uveitis in this trial and expect to report data in the second half of 2017. We believe, based on our end-of-Phase 2 review with the Food and Drug Administration, or FDA, in May 2015, that only one, Clearside-sponsored, Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA. In the first quarter of 2016, we received data from a Phase 2 clinical trial in 22 patients with macular edema associated with non-infectious uveitis. Patients in this trial achieved a statistically significant (p=0.002) mean change from baseline in retinal thickness at two months, which was the primary endpoint of the trial, as well as statistically significant (p=0.0004) mean improvement from baseline in best corrected visual acuity, or BCVA, a secondary endpoint. At four and eight weeks following dosing, the average reduction in retinal thickness was 135 and 164 microns, respectively, and the average improvement in BCVA was 7.7 and 9.2 letters, respectively. In our previously completed Phase 1/2 clinical trial, we observed a range of improvements in BCVA of between one and five lines on a standard eye chart. At the end of week 12, the average improvement in BCVA exceeded two lines, which is considered meaningful in standard clinical practice. At the end of week 26, four of the eight patients in the trial had still not required additional treatment. For those four patients, the average improvement in BCVA was nearly three lines at week 26.

Under our CLS-1003 program for macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein, we are exploring a concomitant suprachoroidal injection of Zuprata and an intravitreal injection of Eylea, a corticosteroid and an anti-VEGF agent, respectively, to provide the potential benefits of improved visual acuity, reduced macular edema and reduced injection frequency. We have completed, and in April 2016 we announced preliminary results from, a Phase 2 clinical trial for CLS-1003 in 46 patients. In this trial, 23 patients in the active arm initially received a concomitant suprachoroidal injection of Zuprata and an intravitreal injection of Eylea and 23 patients in the control arm initially received only an intravitreal injection of Eylea. The objective of the trial was to determine whether patients receiving Zuprata together with Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. Based on feedback from a recent meeting with the FDA, we intend to commence a Phase 3 clinical program in the first half of 2017.

In our CLS-1002 program for the treatment of neovascular age-related macular degeneration, or wet AMD, we have selected a lead compound, axitinib, that has activity against both vascular endothelial growth factor receptors, or VEGFr, and platelet derived growth factor receptors, or PDGFr, to be administered by suprachoroidal injection, which we believe could be more effective than currently approved VEGF targeting treatments for wet AMD. We plan to develop a proprietary formulation of axitinib. We have scheduled a pre-IND meeting with the FDA prior to the end of 2016. Following this meeting and with consideration of the FDA’s comments and feedback, we will subsequently submit an IND application for a Phase 1/2 clinical trial in wet AMD.

We have expanded our programs to include focusing on treatment for another retinal vascular condition, diabetic macular edema, or DME. In our CLS-1004 program for DME, we are planning a multi-center, open-label Phase 1/2 clinical trial to evaluate the safety and efficacy of administering a combination of intravitreal aflibercept and suprachoroidal Zuprata, as well as suprachoroidal Zuprata monotherapy in patients with DME over a 6-month evaluation period.  We recently enrolled the first patient in this study.

If our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license revenue, and we have primarily financed our operations through our recent initial public offering, or IPO, private placement of our equity securities, issuance of convertible promissory notes and loan agreements. We have raised net cash proceeds of $51.4 million from the sale of common stock, $44.5 million from the sale of convertible preferred stock, $3.4 million from the sale of convertible promissory notes and $8.0 million from long-term loan agreements through September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $55.6 million. We recorded net losses of $5.7 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and $16.2 million and $12.5 million for the nine months ended September 30, 2016 and 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	complete our ongoing Phase 3 clinical trial for CLS-1001;
•	initiate our planned Phase 3 clinical program for CLS-1003 and our planned Phase 1/2 clinical trials of CLS-1002 and CLS-1004, as well as future clinical trials for these programs, if necessary;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and

•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. The only revenue we have derived, consisting primarily of $0.5 million in the first quarter of 2016, has been from up-front payments in connection with out-licensing our proprietary microinjection technology for SCS drug administration to third-party strategic collaborators. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Therapeutics, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark.

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

For the three and nine months ended September 30, 2016, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates. From inception through September 30, 2016, we have incurred $37.5 million in research and development expenses.

The following table shows our research and development expenses by type of activity for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CLS-1001:
Direct non-clinical	$444	$173	$1,579	$516
Direct clinical	1,062	53	3,747	1,135
Total	1,506	226	5,326	1,651
CLS-1002:
Direct non-clinical	898	257	2,507	968
Direct clinical	—	—	—	—
Total	898	257	2,507	968
CLS-1003:
Direct non-clinical	—	—	1	2
Direct clinical	165	344	1,582	1,051
Total	165	344	1,583	1,053
Unallocated	1,113	1,482	3,068	3,292
Total research and development expense	$3,682	$2,309	$12,484	$6,964

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies which are disclosed in our audited financial statements for the year ended December 31, 2015 included in our prospectus dated June 1, 2016, as filed with the SEC.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,		Period-to-Period
	2016	2015	Change
	(in thousands)
License revenue	$5	$—	$5
Operating expenses:
Research and development	3,682	2,309	1,373
General and administrative	1,629	1,065	564
Total operating expenses	5,311	3,374	1,937
Loss from operations	(5,306)	(3,374)	(1,932)
Other expense	(339)	(101)	(238)
Net loss	$(5,645)	$(3,475)	$(2,170)

Revenue. In the three months ended September 30, 2016, we recognized $5,000 of revenue associated with our agreement with NovaMedica. We did not recognize any revenue in the three months ended September 30, 2015.

Research and development. Research and development expense increased by $1.4 million, from $2.3 million for the three months ended September 30, 2015 to $3.7 million for the three months ended September 30, 2016, an increase of 59%. This was primarily attributable to a $0.9 million increase in costs related to the ongoing Phase 3 clinical trial for CLS-1001, a $0.6 million increase in costs associated with preclinical studies for CLS-1002, a $0.1 million increase for costs related to the initial preparation of the Phase 3 clinical trial for CLS-1003 and a $0.3 million increase in device manufacturing costs. These increases were partially offset by a $0.6 million decrease in costs for the completed Phase 2 clinical trial for CLS-1001 and the ongoing Phase 2 clinical trial for CLS-1003.

General and administrative. General and administrative expenses increased by $0.6 million, from $1.1 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016, an increase of 57%. The increase was primarily attributable to an increase of $0.2 million of employee-related costs, a $0.1 million increase for marketing expenses and a $0.3 million increase in the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation in the three months ended September 30, 2016.

Other expense. Other expense increased in the three months ended September 30, 2016 by $0.2 million compared to the prior year period, from $0.1 million to $0.3 million. This was primarily the result of an increase in the mark-to-market warrant liability and the acceleration of the final payment from the original loan agreement with SVB.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Period-to-Period
	2016	2015	Change
	(in thousands)
License revenue	$515	$—	$515
Operating expenses:
Research and development	12,484	6,964	5,520
General and administrative	3,872	5,337	(1,465)
Total operating expenses	16,356	12,301	4,055
Loss from operations	(15,841)	(12,301)	(3,540)
Other expense	(355)	(168)	(187)
Net loss	$(16,196)	$(12,469)	$(3,727)

Revenue. In the nine months ended September 30, 2016, we recognized $0.5 million of revenue associated with our license agreement with NovaMedica and the license and collaboration agreement with Spark. We did not recognize any revenue in the nine months ended September 30, 2015.

Research and development. Research and development expense increased from $7.0 million for the nine months ended September 30, 2015 to $12.5 million for the nine months ended September 30, 2016, an increase of $5.5 million, or 79%. This increase was primarily attributable to a $3.1 million increase in costs related to the ongoing Phase 3 clinical for CLS-1001, a $0.4 million increase in costs for the Phase 2 clinical trial for CLS-1002 in RVO patients, a $1.1 million increase in device manufacturing costs and a $0.4 million increase in costs associated with the pre-clinical studies of CLS-1002 for wet AMD. We also incurred increased personnel and related costs of $0.1 million during the nine months ended September 30, 2016 as compared to the same period in 2015.

General and administrative. General and administrative expenses decreased by $1.5 million, or 27%, from $5.3 million for the nine months ended September 30, 2015 to $3.9 million for the nine months ended September 30, 2016. The decrease was primarily attributable to recognizing $1.9 million of expenses related to previously deferred offering costs in the 2015 period and a $0.2 million decrease in professional fees in the nine months ended September 30, 2016 compared to the prior year period. This was partially offset by an increase of $0.3 million of employee-related costs, a $0.1 million increase for marketing expenses and a $0.3 million increase in the costs of operating as a public company, including an increase in director and officer insurance premiums and non-employee director compensation in the nine months ended September 30, 2016.

Other expense. Other expense increased by $0.2 million in the nine months ended September 30, 2016, from $0.2 million to $0.4 million. This was primarily the result of an increase in the mark-to-market warrant liability and the acceleration of the final payment from the original loan agreement with SVB.

Liquidity and Capital Resources

Sources of Liquidity

For the period from our inception on May 26, 2011 to September 30, 2016, we have used cumulative net cash in operating activities of $49.4 million and incurred cumulative net losses of $55.6 million.  As of September 30, 2016, we had cash, cash equivalents and short-term investments of $56.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2016, our funds were held in cash, money market funds, certificates of deposit, corporate bonds and government bonds and agency obligations.

On June 7, 2016, we closed our IPO in which we sold 7,200,000 shares of common stock at a public offering price of $7.00 per share, and on June 30, 2016, the underwriters exercised their option to purchase 948,843 additional shares.  These issuances resulted in net proceeds of $51.4 million after deducting underwriting discounts and commissions and offering expenses.

Prior to our IPO, we funded operations primarily through the sale of convertible preferred stock, a long-term loan agreement and the issuance of convertible promissory notes. We raised net cash proceeds of $44.5 million from the sale of convertible preferred stock, $6.0 million from a long-term loan agreement and $3.4 million from the sale of convertible promissory notes through September 30, 2016.

On September 28, 2016, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders.  The Loan Agreement amended and restated in its entirety our prior loan and security agreement with Silicon Valley Bank. The Loan Agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that we have produced clinical trial data sufficient to file an NDA for CLS-1001 for the treatment of uveitis. Once the draw period for the remaining $7.0 million has commenced, we may draw funds at our discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the Loan Agreement. We are required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020.  A final payment of

$0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default

The term loans under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

In connection with the Loan Agreement, we issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of our company, and are immediately exercisable.

In connection with the prior loan agreement, we issued a warrant to SVB to purchase 25,974 shares of our convertible preferred stock at an exercise price of $7.70 per share. Unless earlier exercised, the warrant will expire in April 2025.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-1001, CLS-1003, CLS-1002, CLS-1004 or any future product candidates, although we will require additional funding to complete our planned Phase 3 clinical program for CLS-1003 in RVO patients. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than under the Loan Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(16,253)	$(10,073)
Investing activities	(20,068)	(4)
Financing activities	52,914	5,994
Net change in cash and cash equivalents	$16,593	$(4,083)

During the nine months ended September 30, 2016 and 2015, our operating activities used net cash of $16.3 million and $10.4 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily attributable to higher research and development expenses.

During the nine months ended September 30, 2016, our net cash used by investing activities was $20.1 million. This was for purchase of short-term, available-for-sale investments including certificates of deposit, corporate bonds and government bonds and agency obligations. During the nine months ended September 30, 2015, we did not engage in any material investing activities.

During the nine months ended September 30, 2016 and 2015, our net cash provided by financing activities was $52.9 million and $6.0 million, respectively. The net cash provided by financing for the nine months ended September 30, 2016 was related primarily to $51.4 million received from our IPO, net of the underwriters’ discounts and commissions and other offering expenses, and $7.9 million received from the Loan Agreement, partially offset by $6.3 million in payments of long-term debt, which includes the $5.3 million to repay all amounts owed under the prior loan agreement with SVB. The net cash provided by financing activities during the nine months ended September 30, 2015 was primarily due to amounts borrowed under that prior loan agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2016, all of which consisted of obligations under a lease for our corporate headquarters in Alpharetta, Georgia and obligations under the Loan Agreement.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations	$46	$46	$—	$—	$—
Long-term debt obligations	8,520	—	8,520	—	—
Total	$8,566	$46	$8,520	$—	$—

We have no material non-cancelable purchase commitments with contract manufactures or service providers, as we have generally contracted on a cancelable purchase order basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $36.9 million and $15.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of September 30, 2016, we had short-term investments of $20.0 million. The short-term investments include certificates of deposit, corporate bonds and government bonds and agency obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in an $80,000 and $60,000 increase in interest expense for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $17.6 million and $16.2 million for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively.

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

•	pursue a development program for diabetic macular edema, or DME;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our loan from Silicon Valley Bank and MidCap.

We have entered into an amended and restated loan and security agreement with Silicon Valley Bank and entities affiliated with MidCap Financial Services, which we refer to collectively as the Lenders, pursuant to which we have borrowed an aggregate of $8.0 million to date. In the event that we produce clinical trial data sufficient to file an NDA for CLS-1001 for the treatment of uveitis, we will be able to draw an additional $7.0 million until December 31, 2017.  Our obligations under the loan agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without the Lenders’ prior written consent. The amended and restated loan agreement contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of September 30, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the loan agreement could result in an event of default, which could result in an acceleration of amounts due under the loan agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

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

As of September 30, 2016, we had 23 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of November 4, 2016, we had 20,568,180 shares of common stock outstanding. Of these shares, approximately 8.3 million shares are freely tradable, and an additional 12.3 million shares of common stock will be available for sale in the public market beginning at the end of November 2016, following the scheduled expiration of lock-up agreements between some of our stockholders and the underwriters in connection with our recent IPO. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Issuance of Common Stock Warrants

In September 2016, in connection with the amended and restated loan and security agreement, we issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. We relied on the exemption from registration set forth in Regulation D and Rule 506 under the Securities Act of 1933, as amended, for issuance of the common stock warrants.

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

10.1

Amended and Restated Loan and Security Agreement, dated as of September 28, 2016, by and among the Registrant, Silicon Valley Bank, MidCap Funding XIII Trust and MidCap Financial Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on October 4, 2016).

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

Clearside Biomedical, Inc.

Date: November 14, 2016	By:	/s/ Charles A. Deignan
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

10.1

Amended and Restated Loan and Security Agreement, dated as of September 28, 2016, by and among the Registrant, Silicon Valley Bank, MidCap Funding XIII Trust and MidCap Financial Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on October 4, 2016).

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