Form 10-K
period 2016-12-31
Clearside Biomedical, Inc.
filed 2017-03-16
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37783

Clearside Biomedical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2437375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1220 Old Alpharetta Road, Suite 300 Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 270-3631

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not require to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $7.01 as reported on the NASDAQ Global Market on that date was $44,137,000.

As of March 10, 2017, the registrant had 25,286,016 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our product candidates;
•	our ongoing and planned clinical trials for our product candidates;
•	the timing of the availability of data from our clinical trials;
•	the timing of our planned regulatory filings;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our expectation that CLS-TA, if approved, would be the first drug specifically indicated for macular edema associated with non-infectious uveitis;
•	the clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional drug candidates with significant commercial potential that are compatible with suprachoroidal injection and which are consistent with our commercial objectives; and
•	our estimates regarding future revenues, expenses and needs for additional financing.

You should refer to “Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to treat blinding diseases of the eye. Our current product candidates focus on diseases affecting the retina, which is the tissue that lines the inside of the eye and is primarily responsible for vision, and the choroid, which is the layer adjacent to the retina that supplies the retina with blood, oxygen and nourishment. With our proprietary microinjector, drugs are injected into and spread through and via the suprachoroidal space, or SCS, which is the space located between the choroid and the outer protective layer of the eye known as the sclera. With the suprachoroidal injection, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as injections of drug into the vitreous, a jelly-like substance that occupies the central portion of the eye. Intravitreal injections rely on diffusion of drug outward from the vitreous to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas. At the same time, this diffusion can also result in drug spreading to unintended parts of the eye, where, for some drugs, it can cause significant side effects. We believe treatment of eye disease via suprachoroidal injection of pharmacological candidates may provide a number of benefits, including lower frequency of necessary administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We estimate that there are nearly five million people in the United States diagnosed with our target therapeutic indications and that worldwide annual sales of drugs to treat these indications were over $7 billion in 2015.

Our most advanced product candidates are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. Under Section 505(b)(2), if we can establish that reliance on the Food and Drug Administration’s, or FDA’s, previous findings of safety and effectiveness for an approved product is scientifically appropriate, or there is scientific literature to support the product’s safety or effectiveness, or both, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for the new product candidate that might otherwise have been required.

Our current and planned development programs aim to restore or improve visual function primarily by reducing the macular edema associated with a number of diseases affecting vision. Macular edema is the build-up of fluid that can cause abnormal swelling of the macula, the portion of the retina responsible for central vision and color perception. This swelling can rapidly result in deterioration of vision and can eventually lead to blindness. We are developing CLS-TA, a proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, for the treatment of non-infectious uveitis, a condition characterized by inflammation of the choroid and surrounding tissues not caused by an infectious agent.  We estimate that non-infectious uveitis affects 350,000 patients in the United States. The most common treatment for non-infectious uveitis involves the use of corticosteroids, such as TA, or other immunosuppressive agents that are used systemically or locally. We have specifically designed CLS-TA to be administered using our SCS Microinjector. We are currently enrolling patients with macular edema associated with non-infectious uveitis in a pivotal Phase 3 clinical trial. We expect to enroll approximately 150 patients in this trial and to report preliminary results from the trial in early 2018. We believe, based on feedback from our end-of-Phase 2 meeting with the FDA held in May 2015, that only one Clearside-sponsored, Phase 3 clinical trial will be required to support the potential filing of a New Drug Application, or NDA, with the FDA.

In the first quarter of 2016, we received data from a Phase 2 clinical trial in 22 patients with macular edema associated with non-infectious uveitis. Patients in this trial achieved a statistically significant (p=0.0017) mean change from baseline in retinal thickness at eight weeks, which was the primary endpoint of the trial, as well as statistically significant (p=0.0004) mean improvement from baseline in best corrected visual acuity, or BCVA, at eight weeks, a secondary endpoint. At four and eight weeks, the average reduction in retinal thickness was 135 and 164 microns, respectively, from a mean baseline of 526 microns, and the average improvement in BCVA was 7.7 and 9.2 letters, respectively, from a mean baseline of 60 letters. In our previously completed Phase 1/2 clinical trial, we observed a range of improvements in BCVA of between one and five lines on a standard eye chart, with each line of improvement corresponding to five letters. At the end of week 12, the average improvement in BCVA exceeded two lines, which is considered meaningful in standard clinical practice. At the end of week 26, four of the eight patients in the trial had still not required additional treatment. For those four patients, the average improvement in BCVA was nearly three lines at week 26.

We are also developing CLS-TA along with an anti-VEGF agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein, that we estimate affects 2.2 million patients in the United States. We are exploring whether a suprachoroidal injection of CLS-TA and a concomitant intravitreal injection of Eylea (aflibercept), an inhibitor of vascular endothelial growth factor, or VEGF, can provide improved visual acuity, reduced macular edema and reduced injection frequency as compared to administration of intravitreal Eylea alone. Corticosteroids and anti-VEGF agents each have known advantages in treating RVO.

We have completed a Phase 2 clinical trial in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received a concomitant suprachoroidal injection of CLS-TA and intravitreal injection of Eylea and 23 patients in the control arm initially received only an intravitreal injection of Eylea. The objective of the trial was to determine whether patients receiving CLS-TA together with Eylea could sustain improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional Eylea treatments. The primary endpoint of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, from a baseline of 49 letters, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm, at the same time points and also from a baseline of 49 letters. Based on the results of this trial and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held late in 2016, we initiated a Phase 3 clinical program in RVO in the first quarter of 2017.

We have recently expanded our CLS-TA development programs to include another retinal vascular condition known as diabetic macular edema, or DME. DME is a common ocular complication of diabetes that results in swelling in the macula and is the primary cause of vision loss associated with diabetes. In November 2016, we began enrolling patients with DME in a multi-center, open-label Phase 1/2 clinical trial to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. We expect to enroll approximately 20 patients in this trial and to report preliminary results in the second half of 2017. We also intend to commence a Phase 2 clinical trial to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME in mid-2017.

We are also conducting preclinical studies with another compound for potential injection into the SCS with our SCS Microinjector for the treatment of wet age-related macular degeneration, or wet AMD.

We are also working with third parties through collaborations and licenses to develop eye disease treatments via suprachoroidal administration using our proprietary SCS Microinjector and method of drug administration to the choroid and retina. We are collaborating with Santen Pharmaceuticals, Ltd., or Santen, to develop compounds for suprachoroidal injection that are designed to treat DME, wet AMD and RVO. Additionally, we are collaborating with Santen to explore the potential benefits of suprachoroidal injection of compounds known to reduce elevated intraocular pressure, or IOP, associated with glaucoma for a sustained period of time. All of these activities are currently in the preclinical development stage.

We believe administration of drug via suprachoroidal injection may provide improved levels of drug to the targeted retina and choroid, with drug remaining more localized and away from other parts of the eye, where the drug could cause side effects. Corticosteroids are effective both at treating the inflammatory aspect of ocular disease and at reducing macular edema, but when delivered intravitreally, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated IOP, which can lead to glaucoma. Anti-VEGF drugs, while highly effective in reducing macular edema, require frequent administration, in most cases either monthly or every other month after an initial period of monthly treatments. We believe that our differentiated approach of injecting ocular drugs into the SCS may result in fewer side effects and improved bioavailability of drug at the diseased retina and choroid, as compared to intravitreal administration, a faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect with less frequent required injections. The procedure for suprachoroidal injection is conducted in an in-office setting and is similar in terms of patient preparation and duration to the procedure for intravitreal injection, and we therefore expect our products, if they achieve regulatory approval, to be incorporated into retinal and uveitis specialists’ standard medical practice.

Our drug candidates, SCS Microinjector and method of drug administration into the SCS are protected by nine issued U.S. patents broadly directed to methods of administering drugs into the SCS by injection, including one design patent.  In addition, our patent estate includes 21 patent applications pending in the United States, 13 issued foreign patents, three pending international PCT applications and 39 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Our issued patents are not scheduled to expire until 2027, 2029 and 2034, respectively. Our patent applications relate to suprachoroidal injection technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with non-infectious uveitis and RVO, as well as DME and wet AMD, and administration of specific classes of drugs to the SCS, including anti-inflammatory drugs and anti-VEGF drugs. Our pending patent applications are not projected to expire until between 2027 and 2035. If any of our product candidates are approved, we plan to build a specialized team of 30 to 40 sales and medical marketing support professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have proprietary rights to a number of trademarks used in this Annual Report which are important to our business, including Clearside, SCS and the Clearside logo. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

The Clearside approach

We are developing drug candidates for the treatment of back of the eye diseases to be administered via suprachoroidal injection using our proprietary SCS Microinjector. We believe that our novel approach to treatment of eye diseases, through patented suprachoroidal drug administration, may provide a number of potential benefits, including:

•

Improved bioavailability at the site of disease and faster onset of therapeutic effect. In preclinical studies, we observed higher amounts of drug present in the retina and choroid following suprachoroidal injection, both at early time points and over the course of the experimental timeframe, as compared to the amounts of the same drug present over time in the retina and choroid following intravitreal administration. We believe this suggests that treatment using suprachoroidal injection of a drug may have a faster onset of therapeutic effect as compared to intravitreal administration, along with similar or better efficacy, in diseases such as uveitis, RVO, DME and wet AMD.

•

Similar efficacy profile with lower drug amounts required. In a preclinical study in an animal model of uveitis, suprachoroidal injection of TA achieved similar efficacy results with only 10% of the drug amount commonly administered through intravitreal injection. We believe this suggests our approach may allow us to develop ocular therapies with similar efficacy, but with lower amounts of active drug, compared to current therapies.

•

Less frequent injections. Current treatments for RVO require monthly intravitreal injections of anti-VEGF drugs. For RVO patients, we believe that a combination of an intravitreal injection of an anti-VEGF drug that addresses the vascular aspect of the disease, together with a suprachoroidal injection of CLS-TA, which addresses the inflammatory aspect of RVO, may have efficacy similar to that of monthly intravitreal anti-VEGF injections but with a reduction in the frequency of treatment to once every 90 days.

•

Enhanced safety profile. Intravitreal injections result in drugs diffusing throughout the eye, including to the lens, iris and ciliary body at the front of the eye, which for some drugs, such as corticosteroids, has been associated with safety issues, such as cataract formation or exacerbation and elevated IOP levels, which can lead to glaucoma. Intravitreal administration of TA has been associated with cataracts and increases in IOP levels in 20% to 60% of patients. Because suprachoroidal injection of drugs in preclinical studies appeared to result in drug remaining mostly localized in the retina and choroid without substantial diffusion to the vitreous or the front portion of the eye, we believe suprachoroidal injection has the potential to reduce the incidence of these side effects. In our Phase 2 clinical trial in non-infectious uveitis, all 22 patients, who were all treated with a suprachoroidal injection of CLS-TA, completed the full observation period and were evaluated for safety. There were no corticosteroid-related increases in IOP or treatment-related serious adverse events observed in this trial. None of the eight patients dosed in our Phase 1/2 clinical trial in non-infectious uveitis experienced cataracts, increased levels of IOP or other treatment-related serious adverse events over the course of 26 weeks following a single suprachoroidal injection of TA. In our Phase 2 clinical trial in RVO patients, there were no serious adverse events, and no adverse events that led to discontinuation of a patient in the trial.

•

Incorporated into standard medical practice. If approved for marketing, our drugs will be packaged together with our SCS Microinjector for use by retinal specialists. The procedure for suprachoroidal injection with our SCS Microinjector is intended to be conducted in an in-office setting and is similar in terms of patient preparation and duration to the procedure for intravitreal injection, and we therefore expect our products, if they achieve regulatory approval, to be incorporated into retinal specialists’ standard medical practice.

The current development status of our product candidates is summarized in the chart below:

Proposed Indication	Product Candidate	Status and Upcoming Milestones
Macular edema Associated with non-infectious uveitis	Suprachoroidal injection of CLS-TA	• Initiated ~150-patient single pivotal Phase 3 clinical trial, with preliminary results expected in early 2018

Macular edema Associated with RVO	Suprachoroidal injection of CLS-TA together with intravitreal injection of anti-VEGF agent Eylea	• Initiated Phase 3 clinical trial in first quarter of 2017

DME	Suprachoroidal injection of CLS-TA alone or together with intravitreal injection of Eylea	• Initiated Phase 1/2 clinical trial, with preliminary results expected in second half of 2017 • Plan to commence Phase 2 clinical trial in mid-2017, with interim data expected in first half of 2018

We have discussed our proposed development programs with the FDA for our uveitis and RVO programs, but we have not yet done so for our DME development program.

CLS-TA for macular edema associated with non-infectious uveitis

The most common treatment for non-infectious uveitis, a condition characterized by inflammation of the choroid and surrounding tissues, involves the use of corticosteroids, such as TA. CLS-TA is our formulation of TA, and TA is known to be effective in treating uveitis. We believe that our product candidate will be at least as effective as commonly used formulations of TA in treating all aspects of the disease, including the associated macular edema. If approved, CLS-TA would be the first drug specifically indicated for macular edema associated with non-infectious uveitis. In November 2015, we enrolled the first patient in a pivotal Phase 3 clinical trial in which CLS-TA is injected into the SCS with our SCS Microinjector. We intend to enroll approximately 150 patients with macular edema associated with non-infectious uveitis and expect to report preliminary results from this trial in early 2018. Based on feedback from our end-of-Phase 2 meeting with the FDA held in May 2015, we believe this will be the only pivotal clinical trial necessary to support a potential 505(b)(2) NDA filing for CLS-TA for macular edema associated with non-infectious uveitis.

We have completed a Phase 2 clinical trial for this indication that we conducted with CLS-TA, the results of which are described below. We have also completed a Phase 1/2 clinical trial in eight uveitis patients. We believe that CLS-TA will be at least as effective in treating uveitis, including the associated macular edema, as commonly used local treatments with corticosteroids. However, we believe that our suprachoroidal based local treatment may provide improved bioavailability of drug at the diseased retina and choroid, which may result in faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect, potentially resulting in a reduced frequency of necessary injections. We also believe that CLS-TA may result in fewer side effects compared to commonly used corticosteroid treatments.

Our clinical and preclinical development

Based on our consultation with the FDA, we have conducted or are conducting the following clinical trial and preclinical studies, in each case using TA injected using a prototype of our SCS Microinjector, as part of our uveitis development program:

•

an ongoing Phase 3 clinical trial in patients with macular edema associated with non-infectious uveitis evaluating suprachoroidal injection of CLS-TA with our SCS Microinjector, from which we expect to report data in early 2018;

•	a completed 22-patient Phase 2 clinical trial in patients with macular edema associated with non-infectious uveitis evaluating suprachoroidal injection of CLS-TA with our SCS Microinjector;
•	a completed Phase 1/2 clinical trial in non-infectious uveitis patients evaluating suprachoroidal injections of Triesence, a commercially available TA formulation, with our SCS Microinjector;
•	a completed preclinical study comparing the pharmacokinetic effects of suprachoroidal and intravitreal injection of Triesence in rabbits;
•	a completed preclinical study comparing the pharmacokinetic effects of suprachoroidal injection of CLS-TA and Triesence in rabbits;

•	a completed preclinical study evaluating the pharmacodynamic effects of suprachoroidal and intravitreal injection of Triesence in a pig model of uveitis; and
•	completed preclinical studies evaluating the toxicology of single and repeated suprachoroidal injections of CLS-TA and Triesence in rabbits.

Details of these clinical trials and preclinical studies are summarized below.

Pivotal Phase 3 clinical trial

Clinical Trial Design. In November 2015, we initiated a pivotal Phase 3 randomized, controlled, multi-center clinical trial in patients with macular edema associated with non-infectious uveitis and we expect to report data from this trial in early 2018. Based on feedback from our end-of-Phase 2 meeting with the FDA held in May 2015, we believe that this trial will be the only pivotal clinical trial necessary to support a filing of a Section 505(b)(2) NDA for this indication.

We are conducting the trial at approximately 60 investigational sites and intend to enroll approximately 150 patients with macular edema associated with non-infectious uveitis, randomized either to a treatment arm consisting of approximately 90 patients or to a sham injection procedure arm consisting of approximately 60 patients. We expect to use a sham injection procedure as a comparator for CLS-TA suprachoroidal treatment, as opposed to an active drug, because there are no approved therapies for macular edema associated with non-infectious uveitis against which to compare CLS-TA. All of the patients in the treatment arm will receive a 4.0 mg dose of CLS-TA injected into the SCS using our SCS Microinjector. In order to simulate an injection to maintain masking, the sham injection procedure will include all steps involved in the suprachoroidal injection procedure, except that a microinjector with a needleless hub will be used to apply pressure to the eye. Patients in each arm will receive their designated procedure at the beginning of the trial and a second procedure of the same type at week 12. All patients will be followed and evaluated for a period of six months following the initial procedure.

Endpoints. The primary efficacy outcome of the trial will be a visual acuity outcome, as we evaluate patients’ changes in BCVA from baseline at week 24. Secondary efficacy outcomes will include additional measures of changes in BCVA and reductions in retinal thickness from baseline. Safety measures will be monitored over the 24-week observation period and will include the incidence of treatment emergent adverse events and serious adverse events, including cataracts and increases in IOP.

Phase 2 clinical trial

We have completed a Phase 2 multi-center, masked, randomized, dose controlled clinical trial designed to evaluate the safety and efficacy of a single 4.0 mg or a single 0.8 mg dose of CLS-TA administered through the SCS. We are using and expect to use CLS-TA in all ongoing and future clinical trials intended to support a 505(b)(2) NDA submission for the uveitis program.

Clinical Trial Design. We enrolled 22 patients at 14 sites in this trial. Eligibility criteria included males and non-pregnant females over the age of 18 with macular edema associated with non-infectious uveitis, with fluid in the retina and with retinal thickness above 310 microns and a visual acuity reading better than 20/400 in the study eye, which corresponds to 20 or more letters of BCVA. Patients were excluded if they had other ocular conditions in the study eye. Patients were randomized to receive a single suprachoroidal injection of one of two doses of CLS-TA, with 17 patients receiving a 4.0 mg dose and five patients receiving a 0.8 mg dose. Patients returned for follow-up examinations between seven days and 11 days, at four weeks and at eight weeks following dosing.

Patients enrolled in the trial ranged in age between 20 years and 83 years, with a median age of 53. Of the 22 patients enrolled, 12 were female and 10 were male; 18 were Caucasian and four were African-American.

Of the 17 patients in the 4.0 mg treatment group, two patients had anterior uveitis, meaning that the primary site of inflammation is the anterior chamber of the eye; five patients had intermediate uveitis, meaning that the primary site of inflammation is the ciliary body and the vitreous; one patient had posterior uveitis, meaning that the primary site of inflammation is the retina and choroid; and nine patients had pan-uveitis, meaning that the primary site of inflammation involves both the anterior and posterior regions.

Endpoints. The primary endpoint in this trial was mean change in retinal thickness from baseline at eight weeks following the suprachoroidal injection of the 4.0 mg dose of CLS-TA. Secondary endpoints included evaluation of changes in BCVA. Only the 17 patients who received the 4.0 mg dose of CLS-TA were evaluated for achievement of these endpoints. The efficacy data from the patients on the 0.8 mg dose is considered exploratory, and therefore was not considered in determining achievement of endpoints. We also evaluated safety endpoints in all 22 patients, including changes in IOP, in this trial.

Efficacy results—retinal thickness. Of the 17 patients who received the 4.0 mg dose of CLS-TA, 16 were evaluated for changes in retinal thickness. At four and eight weeks, the average reduction in retinal thickness was 135 and 164 microns, respectively, with p-values of 0.0056 and 0.0017, respectively. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. These results are summarized in the chart below.

Mean reduction in retinal thickness

Of these 16 patients evaluated for changes in retinal thickness, nine patients achieved a reduction in retinal thickness to below 310 microns, which represents the maximum retinal thickness for approximately 95% of the population with normal retinas, at both week 4 and week 8. In addition, nine patients had reductions in thickness of at least 20% from their baseline levels at week 4, while 11 patients achieved this level of reduction at week 8.

Efficacy results—visual acuity. All 17 patients who received the 4.0 mg dose of CLS-TA were evaluated for changes in BCVA, measured using the Early Treatment of Diabetic Retinopathy Study chart, or the ETDRS chart, a standard visual acuity measurement. At four and eight weeks, the average improvement in BCVA was 7.7 and 9.2 letters, respectively, with p-values of 0.0001 and 0.0004, respectively. These results are summarized in the chart below.

Improvement in best corrected visual acuity

Of the 12 patients evaluated with worse than 20/40 vision, 92% of patients improved by at least five letters, 50% of patients improved by at least 10 letters, 33% of patients improved by at least 15 letters and 8% of patients improved by more than 25 letters.

In addition to the improvements in retinal thickness and visual acuity, we also observed improvements in other clinical signs of uveitis in the Phase 2 clinical trial. These included reductions in anterior chamber cells and reductions in anterior chamber flare, as well as improvements in the level of vitreous haze. In each case, the relevant severity scores decreased to zero or near zero or remained close to zero both for the overall average for all the patients as well as individually for a majority of the patients as measured by these markers of inflammation.

Safety results. All 22 patients completed the full observation period of the trial, and CLS-TA was generally well tolerated. One patient experienced atrial fibrillation, a condition that resolved in one day. The principal investigator considered this serious adverse event to be unrelated to the treatment, an assessment that was reviewed and approved by an independent medical monitor. There were no serious adverse events related to study treatment and no corticosteroid-related increases in IOP observed in this trial and none of the patients experienced cataracts.

Phase 1/2 clinical trial

In February 2015, we completed a Phase 1/2 multi-center, open-label clinical trial designed to evaluate the safety and tolerability of a single injection of Triesence into the SCS in patients diagnosed with non-infectious uveitis. The trial was conducted under an IND we submitted to the FDA in December 2012 for the potential treatment of sympathetic ophthalmia, temporal arteritis, uveitis and ocular inflammatory conditions unresponsive to topical corticosteroids. The IND was amended in March 2014 to update the specific treatment indication to be macular edema following non-infectious uveitis. The primary purpose of this trial was to demonstrate the overall safety of treating uveitis patients by injecting a commercially available formulation of TA into the SCS, rather than intravitreally.

Clinical trial design. We enrolled eight patients at three centers in this trial. Eligibility criteria included adult patients with non-infectious uveitis experiencing either macular edema or vitreous haze, another common complication of uveitis. We enrolled patients with either of these complications of uveitis in order to assess the safety and tolerability of suprachoroidal injection of TA and to determine whether suprachoroidal injection of TA could improve patient vision by reducing the effects of either of these conditions. Eligible patients had IOP levels of no greater than 22 millimeters of mercury, or mmHg, a common measure of pressure. Normal IOP levels are generally between 10 and 12 mmHg at the low end and 20 and 22 mmHg at the high end. IOP levels above 22 mmHg are considered to be elevated, increasing the patient’s risk of developing glaucoma.

Each patient enrolled received a single suprachoroidal injection of 4.0 mg of Triesence, a common intravitreal dose of TA, at a location at the front of the eye similar to the location typically used for intravitreal injection. Patients returned for a follow-up examination on the day after the injection and then for eight additional evaluations at weeks 1, 2, 4, 8, 12, 16, 20 and 26 following the treatment. Patients could receive other treatment for non-infectious uveitis at any time during the trial with any accepted therapy, if the patient’s condition deteriorated or if the treating physician otherwise determined it to be advisable. In the event a patient received other treatment, we continued to follow the patient for the duration of the trial for safety purposes, but, in accordance with the trial protocol, we no longer considered efficacy measures after the administration of other treatment as part of the evaluation of the suprachoroidal injection’s effect on that patient.

This Phase 1/2 clinical trial was not powered to show efficacy results with statistical significance. Statistical significance means that an effect is unlikely to have occurred by chance. Clinical trial results are considered statistically significant when the probability of the results occurring by chance, rather than from the efficacy of the product candidate, is sufficiently low. Since the trial was not powered to show results with statistical significance, the results from the trial may be attributable to chance and not to the clinical efficacy of TA. This trial design is typical of Phase 1 and some Phase 2 clinical trials, the principal purpose of which is to provide the basis for the design of larger, definitive trials with the inclusion of more patients to show statistical significance.

Endpoints. Our Phase 1/2 clinical trial was primarily a safety and tolerability study, although we also assessed efficacy measures. The main safety endpoint related to changes from baseline in IOP. We also assessed efficacy endpoints relating to changes in best-corrected visual acuity, or BCVA, and changes in retinal thickness, which is a common measurement of macular edema. BCVA is a common measurement of a patient’s ability to see at distances. In this trial, BCVA was measured using a standard eye chart known as a Logarithm of the Minimum Angle of Resolution, or LogMAR, chart. A LogMAR chart has five letters per line, and improvement in BCVA of one line on the LogMAR chart corresponds to an improvement of 0.1 LogMAR units. A LogMAR score of zero corresponds to 20/20 vision, while a LogMAR score of 0.3 corresponds to 20/40 vision and a score of 0.6 corresponds to 20/80 vision.

Safety results. The chart below shows the mean change in IOP for the eight patients treated in the trial, as measured at different time points post-treatment. All eight patients completed the full 26-week observation period. No patient experienced either a 10 mmHg increase in IOP from baseline or an absolute increase in IOP to a level above 30 mmHg. Such increases are generally considered meaningful in standard clinical practice and are often seen starting between six and 12 weeks after topical or intravitreal administration of steroid to the eye. For example, the prescribing information for the intravitreally administered corticosteroid, Ozurdex, notes that in clinical trials of over 300 patients, 28% of patients receiving Ozurdex experienced at least a 10 mmHg increase in IOP from baseline at a follow-up visit, and 33% of patients treated with Ozurdex experienced an increase in IOP to a level above 25 mmHg. Additionally, in our Phase 1/2 clinical trial, no patient required medication to lower increased IOP during the course of the trial.

The number of patients included in the results for each time point in the chart below, indicated with the notation “n=”, varies because, at some time points up to week 4, one or two patients either missed a follow-up visit or a measurement was inadvertently skipped, resulting in only six or seven of the eight patients being measured. In addition, the number of patients included in the results for the time points in the chart below also varies because observations for the four patients who received other treatment for their non-infectious uveitis during the follow-up observation period of the trial are only included up to the point that these patients received such other treatment. One patient received additional treatment following the week 8 observation, two patients received additional treatment following the week 16 observation and a fourth patient received additional treatment following the week 20 observation.

Mean change in IOP

In addition to these IOP observations, the drug was generally well tolerated in this clinical trial. One patient with a history of pulmonary embolisms was hospitalized following a pulmonary embolism 10 weeks after treatment. The principal investigator considered this serious adverse event to be unrelated to the treatment, an assessment that was reviewed and approved by an independent medical monitor. The condition resolved after three days.

Efficacy results—visual acuity. In this trial, BCVA from baseline was measured at weeks 1, 2, 4, 8, 12, 16, 20 and 26 following treatment. Efficacy results were recorded until the patient required another treatment, after which the patient’s BCVA was no longer measured in accordance with the trial protocol. Of the eight patients who received drug in this trial, one patient was given additional treatment following the week 8 observation, two patients were given additional treatment following the week 16 observation, and one patient was given additional treatment following the week 20 observation. The remaining four patients needed no additional treatment during the 26-week post-treatment observation period.

The chart below summarizes the mean improvement in BCVA observed at each evaluation time point in the trial, measured using a LogMAR chart. A LogMAR chart has five letters per line, and improvement in BCVA of one line on the LogMAR chart corresponds to an improvement of 0.1 LogMAR units. During the course of the trial, we observed a range of improvement in BCVA of between one and five lines (0.1 to 0.5 on the LogMAR chart). At the end of week 12, the average improvement in BCVA exceeded two lines, which is considered meaningful in standard clinical practice. At the end of week 26, four of the eight patients in the trial had still not required additional treatment. For those four patients, the average improvement in BCVA was nearly three lines at week 26.

As described above, the number of patients included in the results for the time points in the chart below varies because of missed follow-up visits and because observations for the four patients who received other treatment for their non-infectious uveitis during the follow-up observation period of the trial are only included up to the point that these patients received such other treatment.

Improvement in best corrected visual acuity

(0.1 LogMAR = one line)

The table below summarizes, for the patients at each time point who had not received other treatment, the number of patients who achieved improvements of at least two and three lines from their baseline measurements:

	Week 1 (n=7)	Week 2 (n=7)	Week 4 (n=7)	Week 8 (n=8)	Week 12 (n=7)	Week 16 (n=7)	Week 20 (n=5)	Week 26 (n=4)
≥2 logMAR lines	3	3	5	6	5	4	4	4
≥3 logMAR lines	2	2	2	5	3	3	2	2

Efficacy results—retinal thickness. Of the eight patients treated in the trial, seven were experiencing macular edema associated with their uveitis at the time of treatment and were therefore also evaluated for change in retinal thickness after the injection. A reduction in retinal thickness in patients with macular edema occurs with the removal of excess fluid from the retina, reflecting a reduction of the swelling of the macula and other parts of the retina, affected by the edema. The eighth patient was only experiencing vitreous haze associated with uveitis, an inflammatory symptom of uveitis where inflammatory cells cloud the vitreous, but in this case, the patient did not have macular edema, and change in retinal thickness is therefore not a relevant measurement for this patient.

The chart below summarizes the mean change in retinal thickness observed in the four patients that completed the 26-week post-observation period without other treatment. At weeks 12 and 26 of the trial, the average reduction in retinal thickness for patients was greater than 100 microns from their respective baselines.

In addition to the number of patients varying at each time point as a result of missing follow-up visits or skipped measurements, as described above under “—Safety Results,” of the seven patients that were experiencing macular edema, the number of patients included in the results for the time points in the chart below also varies because efficacy observations for the two patients who received other treatment for their non-infectious uveitis during the follow-up observation period of the trial are only included up to the point that these patients received such other treatment.

Mean reduction in retinal thickness

We believe these results are encouraging because we observed consistent response after the suprachoroidal injection. It is important to note that the improvements in BCVA and reductions in retinal thickness were achieved only in a small patient population, with data from only eight patients, in an open-label setting, were not statistically significant and might not be replicated in larger-scale trials that we intend to conduct.

Preclinical study comparing the pharmacokinetic effects of suprachoroidal and intravitreal injection of Triesence in rabbits

We conducted a preclinical study in rabbits to compare the pharmacokinetic results of suprachoroidal injections and intravitreal injections of Triesence, a commercially available TA formulation. Pharmacokinetics refers to the process by which a drug is distributed and metabolized in the body, which provides information on drug levels in specific tissues and how these levels change over time. To compare these results, we observed the relative distributions of Triesence in the different tissues and areas of the eye for each method of administration.

In this study, 50 rabbits received a single dose of 4.0 mg of Triesence on day 1 of the study injected either intravitreally or into the SCS. The rabbits were then observed for periods of up to 90 days and the concentration of TA in various parts of the eye was measured at days 14, 28, 56 and 91.

The tables below illustrate the results of this study. For each tissue type or area of the eye, the values shown represent the average concentration of drug observed in the rabbits at the particular measurement points during the study, when comparing the two routes of injection. For clarity of presentation, the tables below include varying concentration scales.

Concentration of TA following either suprachoroidal injection (SCS) or intravitreal injection (IVT)

In the inner sclera, choroid and outer retina, significantly higher concentrations of TA injected into the SCS were present throughout the 91-day period as compared to TA injected intravitreally. The opposite was the case in the iris, ciliary body, lens and aqueous humor, all of which are located at the front of the eye, as well as in the vitreous, with each of these tissues showing higher levels of TA throughout the 91-day period when injected intravitreally as compared to its injection into the SCS. Only minimal levels of TA were present in the iris, ciliary body, lens and aqueous humor when injected into the SCS. Although there was variability in the relative concentrations in the inner retina, which is the part of the retina adjacent to the vitreous, at different time points, the concentrations were generally comparable across both administration methods. In this study, we also compared the drug levels in the blood plasma for each method of administration. Minimal levels of drug in the blood plasma were detected following each method of administration.

We believe these preclinical study results suggest that drugs administered through the SCS can remain substantially localized within the targeted retina and choroid, and away from other parts of the eye, where they could result in a higher incidence of side effects. We also believe these results suggest that suprachoroidal injection provides substantially better bioavailability for at least 90 days in the targeted retina and choroid than intravitreal injection. We intend to further evaluate this bioavailability data in future clinical trials before any potential submission of our marketing application to the FDA.

Preclinical study comparing the pharmacokinetic effects of suprachoroidal injection of CLS-TA and Triesence in rabbits

In order to establish that CLS-TA behaves in the same manner as Triesence despite the differences in formulation, we conducted a preclinical pharmacokinetic study in rabbits, comparing the pharmacokinetic profile of CLS-TA with the profile of Triesence, each injected into the SCS. In the study, 25 rabbits received a single dose of 4.0 mg of either CLS-TA or Triesence injected into the SCS on day 1. The rabbits were then observed for periods of up to 90 days and the resulting concentrations of each of the two TA formulations in various parts of the eye was measured at days 15, 29, 58, 63 and 91.

In this study, CLS-TA and Triesence had comparable distributions throughout the eye over the 90-day period. As shown in the graphs below, both CLS-TA and Triesence, administered through the SCS, remained present in the retina and choroid throughout the 90-day period following injection.

Concentration of either CLS-TA or Triesence following suprachoroidal injection

Preclinical study evaluating the pharmacodynamic effects of suprachoroidal and intravitreal injection of Triesence in a pig model of Uveitis

In this preclinical study, the results of which were published in the journal Investigative Ophthalmology and Vision Science, we studied the pharmacodynamics of Triesence injected into the SCS and injected intravitreally in a pig model of uveitis. Pharmacodynamics refers to the biochemical and physiological effects of a drug on the body. In this study, 20 pigs were assigned to one of three drug treatment arms: two intravitreal and one SCS. The intravitreal injections were with doses of either 0.2 mg or 2.0 mg of Triesence and the suprachoroidal injection was with a dose of 0.2 mg of Triesence. The pigs were observed for three days after injection to measure their average change in inflammatory score, as measured by an established scale for measuring inflammation in the eye, the modified McDonald-Shadduck grading system. After three days, both the 2.0 mg intravitreal and the 0.2 mg SCS doses were observed to be more effective at reducing uveitic inflammation than the 0.2 mg intravitreal injection. Additionally, the 0.2 mg SCS dose and 2.0 mg intravitreal dose achieved similar reductions in inflammatory scores each day. Therefore, suprachoroidal injection of Triesence had a similar pharmacodynamic response to intravitreal injection at only 10% of the dose. The graph below illustrates these results.

Reduction in inflammation following either suprachoroidal or intravitreal injection of Triesence in a pig model of Uveitis

Preclinical studies evaluating the toxicology of suprachoroidal injection of CLS-TA and Triesence in rabbits

We have conducted toxicology studies in rabbits in which both CLS-TA and Triesence were well tolerated when injected into the SCS. In one study, 110 rabbits received a single suprachoroidal injection of either 3.2 mg or 5.2 mg of Triesence or of a vehicle control without active drug. The rabbits were then evaluated for the following 17 weeks. In the other study, 48 rabbits received an initial suprachoroidal injection of either 4.0 mg of CLS-TA or of vehicle control and were then evaluated for the following 13 weeks. A subgroup of the 48 rabbits received a second suprachoroidal injection of CLS-TA after the first 13 weeks and this subgroup was evaluated for an additional 13 weeks, resulting in a total observation period of 26 weeks. In both studies, the rabbits were observed for tolerability assessments as well as mortality and clinical observations, body weight and food and water consumption.

In these studies, all doses of CLS-TA and Triesence were well-tolerated. In the study in which rabbits received CLS-TA, a slight increase in IOP was observed. There were no other treatment-related or administration-related side effects, and in each case localization of TA in the back of the eye was observed, with minimal exposure in the front of the eye.

Additional studies

We will also be following patients from the Phase 3 trial in an extension trial to obtain additional information on the duration of action of CLS-TA. In this extension trial, patients from the Phase 3 trial who have not received any other therapy will have the opportunity to be enrolled, and will receive no further treatments for their uveitis. Since the last treatment in the Phase 3 trial would have occurred at week 12 following the initial procedure, we expect to enroll patients starting at their week 24 exit visit and to follow eligible patients for an additional 24 weeks or until they receive additional treatment at the election of the physician.

We intend to enroll an additional 35 patients in a separate clinical trial in order to collect additional safety information to add to our overall safety database to reach the number required for our planned NDA submission. These additional patients will be evaluated over six months following dosing with CLS-TA.

Regulatory approval pathway

If the results of our single pivotal Phase 3 clinical trial are favorable, we intend to seek regulatory approval of CLS-TA for this indication by utilizing Section 505(b)(2) of the FDCA. As part of our NDA submission under Section 505(b)(2), we intend to rely on the results from all of our clinical trials, as well as the FDA’s previous findings of safety and efficacy for TA and an analysis of available data from clinical literature.

We also intend to base any foreign marketing applications, in part, on data obtained through these trials.

CLS-TA for macular edema associated with retinal vein occlusion

We are developing CLS-TA for treatment of macular edema associated with RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. In this program, we are using a suprachoroidal injection of CLS-TA together with an intravitreal injection of the anti-VEGF drug Eylea. We believe that we may provide a differentiated therapeutic benefit for RVO patients with our combination treatment that potentially couples the advantages of visual acuity gain and macular edema reduction along with a quarterly, rather than monthly, dosing schedule, compared to currently used intravitreal anti-VEGF injections alone.

We recently completed a 46-patient Phase 2 clinical trial with CLS-TA injected into the SCS concomitantly with intravitreally injected Eylea for the treatment of macular edema associated with RVO. Based on feedback from a meeting with the FDA in late 2016, we initiated a Phase 3 clinical program in the first quarter of 2017.

Clinical trials

We have completed a 46-patient Phase 2 clinical trial in which the goal was to demonstrate that patients treated with CLS-TA injected into the SCS together with Eylea injected intravitreally require less frequent treatments than monotherapy of Eylea injected intravitreally. We enrolled 46 patients at 14 sites in the United States in this trial. All patients in the trial were randomized to receive one intravitreal injection of 2.0 mg of Eylea, in a total volume of 50 microliters, and a single suprachoroidal injection of 4.0 mg of CLS-TA, in a total volume of 100 microliters, or one intravitreal injection of Eylea and a sham SCS procedure in the same visit. After randomization, patients were seen in the clinic once per month for three months. The 23 patients in each of the two treatment arms were evaluated for the need to receive additional intravitreal injections of Eylea alone at months one, two and three after the initial injection using specified criteria to determine if they continued to experience increases in macular edema or reductions in visual acuity, as determined by a masked, centralized reading center.

The primary objective of the trial was to evaluate the safety and efficacy of a single suprachoroidal injection of CLS-TA together with the initial intravitreal injection of Eylea, compared to the control group initially receiving only an intravitreal Eylea injection. The primary efficacy endpoint in the trial was determining the number of follow-up Eylea treatments for which patients met the criteria, which we believe provides an indication of whether concomitant therapy provides any advantage to the patient in reducing the number of required Eylea treatments. Secondary efficacy endpoints included measures of change in BCVA and reductions in retinal thickness from baseline. The safety endpoints were the incidence of adverse events and serious adverse events, including increases in IOP.

For the primary endpoint, patients in the active arm, who initially received concomitant injections of CLS-TA into the SCS and Eylea into the vitreous, met the criteria for an aggregate of nine intravitreal Eylea follow-up injections over three months, while patients in the control arm, who initially received only an intravitreal injection of Eylea, met the criteria for an aggregate of 23 intravitreal Eylea follow-up injections. These results met the primary endpoint of the trial and were statistically significant, with a p-value of 0.013. In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant, with a p-value of 0.003.

For the BCVA secondary endpoint, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, from a baseline of 49 letters, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm, at the same time points and also from a baseline of 49 letters. The greater improvement in BCVA observed in the active arm, when compared to the control arm, of 4.7, 8.5 and 7.6 letters, was statistically significant at month two, but was not statistically significant at months one or three. For the retinal thickness endpoint, patients in the active arm had mean levels of reduction of approximately 450 microns after each of one, two and three months. Patients in the control arm achieved a mean reduction of approximately 400 microns after one month, which reduction then declined to approximately 340 microns at months two and three. The trial was not powered to show statistical significance on the secondary endpoints. There were no serious adverse events reported in the trial and the treatment was generally well tolerated.

Based on these results, we believe that the combination of a suprachoroidal injection of CLS-TA and an intravitreal injection of Eylea may provide the benefits of improved visual acuity, reduced macular edema and reduced injection frequency.

We have also completed a GLP toxicology study in rabbits with a suprachoroidal injection of CLS-TA together with an intravitreal injection of the anti-VEGF drug Eylea.

Phase 3 clinical program and regulatory approval pathway

We held an end-of-Phase 2 meeting with the FDA in the second half of 2016 to discuss the details of the regulatory approval pathway for CLS-TA along with Eylea for the treatment of macular edema associated with RVO. Incorporating feedback from the FDA, we expect to be able to follow a 505(b)(2) NDA regulatory approval pathway, and in the first quarter of 2017 we initiated a Phase 3 clinical program in order to support an NDA submission for CLS-TA in macular edema associated with RVO. In pursuing the 505(b)(2) regulatory pathway, we intend to rely on the results from our RVO development program, the FDA’s previous findings of safety and efficacy for TA and the FDA’s previous findings of safety and efficacy for Eylea.

We initiated our first randomized, controlled, double-masked Phase 3 clinical trial with suprachoroidal CLS-TA and intravitreal Eylea for the treatment of RVO in the first quarter of 2017. We intend to conduct this trial at approximately 150 investigational sites and to enroll approximately 460 patients with macular edema associated with RVO, randomized either to a treatment arm consisting of approximately 230 patients or a control arm consisting of approximately 230 patients. Patients in the treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4, and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up treatments of intravitreal Eylea alone every four weeks through week 24. After 24 weeks, patients will be followed for approximately an additional six months. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment.

CLS-TA for diabetic macular edema

We are developing CLS-TA, alone or with an anti-VEGF agent, for treatment for DME, a common ocular complication of diabetes that results in swelling in the macula and is the primary cause of vision loss associated with diabetes.

Clinical and preclinical development

Our development program for DME is modeled on our approach for the treatment of RVO. We are conducting a multi-center, open-label Phase 1/2 clinical trial to evaluate safety data, and to collect efficacy observations, for the administration of CLS-TA, administered suprachoroidally, both alone and in combination with intravitreal Eylea, in patients with DME over a six-month evaluation period. We plan to enroll 20 patients in this trial. Efficacy observations will include changes in retinal thickness and BCVA. We enrolled the first patient in this trial in November 2016. We expect to report preliminary data from this trial in the second half of 2017.

In addition, in mid-2017, we intend to commence a Phase 2 clinical trial to evaluate the safety and efficacy of CLS-TA administered suprachoroidally together with intravitreal Eylea as compared to intravitreal Eylea only, in patients with DME over a nine-month evaluation period. We plan to enroll approximately 60 patients in this trial.  The primary endpoint will be the change in BCVA from baseline. We expect to report interim three-month data from this trial in the first half of 2018.

Future potential product candidates

We believe that our SCS-focused approach has the potential to become more broadly used for the treatment of other back of the eye diseases, and we intend to develop additional product candidates for suprachoroidal injection based on the results of our current and planned clinical trials. We will then seek to secure appropriate regulatory authorizations to begin additional clinical testing for any such product candidates. In addition to uveitis, RVO and DME, there are a number of ophthalmic conditions affecting the retina and choroid with unmet medical need for which suprachoroidal injection of therapy may be beneficial and for which we may seek marketing authorization, including:

•

Wet age-related macular degeneration, or wet AMD, a condition involving the abnormal formation and growth of new blood vessels in the choroid, their intrusion into the outer layers of the retina and the leakage of blood and fluid into the retina;

•

Polypoidal choroidal vasculopathy, or PCV, a disorder resulting from the abnormal growth of new blood vessels in the choroid adjacent to the macula. PCV is characterized by dilated and branching blood vessels in “polyp like” groups in the choroid that could lead to leakage;

•

Geographic atrophy, an advanced form of AMD, is characterized by a loss of the layers of cells in the retina next to the choroid, eventually including the photoreceptor cells in the macula, leading to gradual irreversible loss of central vision and eventually blindness; and

•	Pseudophakic cystoid macular edema, also known as Irvine-Gass syndrome, a common cause of visual impairment after cataract surgery.

As part of our ongoing collaboration with Santen, we are evaluating the use of our SCS Microinjector to administer sustained-release formulations of known glaucoma drugs. Glaucoma is a progressive eye disease in which elevated levels of IOP are associated with damage to the optic nerve, which results in irreversible vision loss and potentially blindness. The National Eye Institute estimates that 2.7 million Americans suffered from glaucoma in 2010. Glaucoma is treated by the reduction of elevated IOP, which has been shown to slow the progression of vision loss. Once glaucoma develops, it is a chronic condition that requires life-long treatment. The treatment of glaucoma, if successful, would be through the suprachoroidal administration of latanoprost or other drugs known to lower elevated IOP associated with glaucoma.

We are also evaluating the potential use of our SCS Microinjector to inject sustained-release formulations of other ocular therapies. We believe these formulations could include hydrogels, emulsions and liposomes, as well as treatments containing agents such as hyaluronic acid or micro- or nanoparticles.

The SCS Microinjector

Our drug candidates have been and will be specifically formulated to be injected with our SCS Microinjector via suprachoroidal injection in order to spread around to the back of the eye. The single-use microinjector is intended to consistently inject drug into the SCS, in volumes similar to the amount of drug commonly used in an intravitreal injection. If our products are approved for marketing by applicable regulatory authorities, we will package the drug along with the SCS Microinjector and two 30-gauge hollow microneedles of varying lengths, each less than 1.2 millimeters, within a custom-designed hub that optimizes insertion and administration of drug into the eye. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the SCS Microinjector, but this could change during the course of its review of any marketing application that we may submit.

Our proprietary SCS Microinjector, shown below, can be used to inject a wide variety of drugs into the SCS.

The suprachoroidal injection is designed to be carried out perpendicular to the sclera, at a site similar to an intravitreal injection, under local anesthesia. Once the microneedle penetrates the sclera and reaches the SCS, the boundary between the sclera and the choroid, the open bevel of the needle releases the drug between these two layers. Once drug is injected into the SCS, it spreads within the SCS to the back of the eye, where diseases manifest. The preparation and injection will require minimal training for the administering retinal specialist and can be accomplished in an in-office setting.

Current intravitreal injections are performed in a procedure similar to that of suprachoroidal injections, except that the hypodermic needles and syringes used in intravitreal injection procedures are designed so that the needle penetrates through all of the layers of the eye and drug is injected into the vitreous cavity, where the precise spatial location of the needle is not as important as when injecting into the SCS. Intravitreal injections are typically performed using a needle that is approximately five millimeters in length, or four times the length of our microneedle. Using a needle of this length, the physician penetrates past the sclera, choroid and retina until reaching the vitreous and does not receive any tactile feedback as to when the needle had reached one of the layers between the sclera and the vitreous. By contrast, our SCS Microinjector is designed to inject drug into the SCS.

Manufacturing

We do not have any manufacturing facilities. We utilize contract manufacturers to formulate and produce our drug candidates and to produce our SCS Microinjector used for our clinical trials. We procure the active pharmaceutical ingredient for our drugs from a third-party supplier. We expect to utilize third-party manufacturers to produce commercial quantities of our drugs and SCS Microinjector, if approved. We anticipate entering into commercial supply agreements with these or other manufacturers at a later date.

Commercialization

We intend to develop and, if approved by the FDA, to commercialize our product candidates in the United States, and we may enter into distribution or licensing arrangements for commercialization rights for other regions. Our management team, who will lead the commercialization of our lead product candidates, has substantial experience in sales and marketing based on their participation in the commercialization of ophthalmic drugs at large pharmaceutical companies including Alcon, Allergan, CIBA Vision and Novartis.

For marketing in the United States, we intend to build a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

With respect to CLS-TA, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection, although it is used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or DME. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union, and received approval from the FDA to treat DME. Bausch + Lomb markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide for the treatment of non-infectious uveitis. Iluvien, an injectable form of fluocinolone acetonide marketed by Alimera Sciences, has been approved in both the United States and the European Union for the treatment of DME.

Our product candidates will also compete with anti-VEGF drugs, which are the current standard of care for RVO, wet AMD and DME. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, DME and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by retinal specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and DME. In the European Union, Eylea is approved for the treatment of wet AMD, DME and RVO.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors may also obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or obtaining FDA market exclusivity, thereby delaying our product approvals. Competitors’ patent protection could also potentially delay FDA approval of our product candidates for up to 30 months, and we will still be subject to potential patent litigation that might arise beyond the 30 months. The key competitive factors affecting the success of our product candidates, if approved for marketing, are likely to be their efficacy, safety, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

Intellectual property

Our success depends in part on our ability to obtain and maintain patent and other intellectual property and proprietary protection for our technologies and methods of accessing the SCS, drug candidates and formulations as well as patent and other intellectual property and proprietary protection for novel applications, uses, and technological innovations related to our drug candidates, proprietary delivery devices and core technologies. We also rely on trade secrets, know-how, and continuing technological innovation to develop and maintain our proprietary position.

Patents and patent applications

Our patent estate, on a worldwide basis, includes nine granted U.S. patents broadly directed to methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 21 patent applications pending in the United States, 13 issued foreign patents, three pending international PCT applications and 39 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license four of the nine issued U.S. patents, four pending U.S. applications, six of the issued foreign patents, and 17 foreign patent applications, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to the in-licensed international PCT application, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with non-infectious uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire between 2027 and 2035, without taking into account possible patent term adjustments or extensions.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be extended by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review.

Our product candidates are protected against genericization through several levels of patents, including the patented approach of administration into the SCS. In the case of CLS-TA injected into the SCS, an applicant who files a paragraph 4 ANDA or 505(b)(2) NDA certifying they may circumvent our patents must also demonstrate comparability of the proposed drug, which we believe may require a clinical trial in macular edema associated with uveitis, against our product, unless a biowaiver is obtained.

Third-party patent filings

Numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products, including patents and applications related to surgical methods of accessing the SCS and certain formulations of TA. Because patent applications can take many years to issue, there may be applications unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

Under U.S. law, a person may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method.

License agreement with Emory and Georgia Tech

In July 2012, we entered into a license agreement with Emory University, or Emory, and the Georgia Tech Research Corporation, or GTRC, under which we received a worldwide exclusive license to specified patents relating to methods and devices for drug delivery using a microinjector. The field of the license covers all ophthalmic uses of the microinjector for mammals and birds. Under this license agreement, we have agreed to direct all prosecution of intellectual property to the licensors’ patent counsel and have agreed to pay for all intellectual property expenses associated with the licensed patents.

Under this license agreement, we made an initial $30,000 upfront payment and a $35,000 milestone payment upon dosing of the first human patient in a clinical trial. This license agreement requires us to make a $75,000 milestone payment upon the occurrence of a specified event relating to the commercialization of a drug developed using the licensed patents. We are obligated to pay an annual license maintenance fee of $25,000, which will continue until the first commercial sale of a product covered by the licensed patents. Additionally, we will owe a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

We are solely responsible for the development and commercialization of products related to the licensed patients. We are obligated to provide Emory and GTRC a written report detailing our activities related to the development and commercialization of products twice a year.

Royalties are calculated based on net sales of products covered by a patent licensed under the agreement, and are due on each such product sold as long as the patent covering that particular product is valid and unexpired. Unless otherwise terminated pursuant to its termination provisions, this license agreement will expire upon the expiration of the last to expire of the licensed patents. We have the right to terminate this license agreement at any time upon 60 days’ written notice to Emory and GTRC. Emory and GTRC may also terminate this license agreement in the event of a material breach by us. This license agreement will immediately terminate if we challenge the validity or enforceability of any of the licensed patents in a court or other governmental agency of competent jurisdiction.

Research, option and license agreement with Spark

In April 2015, we entered into a research, option and license agreement with Spark Therapeutics, Inc., or Spark, under which we granted Spark the option to license exclusive rights to our SCS Microinjector technology and related intellectual property for use in delivering gene therapies to the back of the eye. Under this agreement, we and Spark explored the feasibility of using our SCS Microinjector to deliver gene therapies to the choroid and the retina through the SCS for the treatment of several orphan diseases of the back of the eye.

Under the agreement, Spark made a $500,000 upfront payment to us. In February 2016, the initial study under the agreement was completed and Spark elected not to extend the arrangement or license the technology. Accordingly, the agreement expired in accordance with its terms.

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of one trademark registered in the European Union, one trademark registered in the European Union and New Zealand, and three pending U.S. trademark applications, as well as pending trademark applications in the European Union, Canada, Mexico, Brazil, Australia, China, India, Israel, Japan, New Zealand, Russia, Singapore, South Africa and South Korea. In addition to patent and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and employees. These and other agreements, such as invention assignment agreements, grant us ownership of technologies that are developed through a relationship with a third party.

Government regulation

In the United States, the FDA regulates drug and device products under the FDCA and its implementing regulations. Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for our SCS Microinjector, but this could change during the course of its review of any marketing application that we may submit.

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal by FDA to approve applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

Drugs

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests conducted under Good Laboratory Practices, or GLP;
•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with Good Clinical Practices, or GCP;
•	the submission to the FDA of an NDA;
•	FDA acceptance, review and approval of the NDA, which might include an Advisory Committee review; and
•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health risks arise.

Each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at each of the sites at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases prior to approval, but the phases may overlap. These phases generally include the following:

Phase 1. Phase 1 clinical trials represent the initial introduction of a product candidate into human subjects, frequently healthy volunteers. In Phase 1, the product candidate is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

Phase 2. Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the product candidate for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks.

Phase 3. If a product candidate is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to Phase 3 clinical trials to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites.

Phase 4 clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations, or when otherwise requested by the FDA in the form of post-market requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in enforcement action or withdrawal of approval.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition and quality of the product, are submitted to the FDA in the form of an NDA, requesting approval to market the product. The application must be accompanied by a significant user fee payment, although waivers may be granted in limited cases. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional preclinical, clinical or other studies.

Review of application

Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. The Company will be required to pay a user fee to the FDA to review the NDA, unless it receives a waiver or qualifies for an exemption. This is typically 10 months from the date of submission for drugs that are not new molecular entities, such as our product candidates. The review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and may also inspect clinical trial sites for integrity of the data supporting safety and efficacy. The device component of our products will also be subject to review as part of the NDA review process and its manufacturers subject to inspection for compliance with device cGMPs embodied in the Quality System Regulation, or QSR. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a black box warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or a Complete Response Letter, detailing the deficiencies and information required for reconsideration of the application.

Post-approval requirements

Approved drugs that are manufactured or distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for products and the establishments at which such products are manufactured, as well as new application fees for certain supplemental applications.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA may also require a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries.

In addition, entities involved in the manufacture and distribution of approved devices or drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA has promulgated specific requirements for drug cGMPs, device cGMPs embodied in the QSR and combination product cGMPs that, for drug/device combination products, specify the requirements within the drug cGMPs and the QSR with which manufacturers must comply. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay product distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, , including without limitation the FDCA, the False Claims Act, other federal and state health care fraud and abuse laws and state consumer protection laws. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

The Hatch-Waxman amendments

Our regulatory strategy is to pursue development of our drugs as Section 505(b)(2) NDAs under the FDCA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. Therefore, if we can satisfy the conditions required for a Section 505(b)(2) NDA submission, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for the new product candidate that might otherwise have been required, although the review time is not shortened. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for the new indication sought by the 505(b)(2) applicant.

Orange Book listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of

30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below.

Non-patent exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug.

A drug, including one approved under a 505(b)(2) application, may obtain a three-year period of non-patent market exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, the FDA can accept an application and begin the review process during the three-year exclusivity period. A 505(b)(2) NDA may also be subject to a five-year exclusivity period for a new chemical entity, whereby the FDA will not accept for filing, with limited exception, a product seeking to rely upon the FDA’s findings of safety or effectiveness for such new chemical entity.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing. In addition, an NDA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active moiety for the same indication for seven years, except in limited circumstances, such as another drug’s showing of clinical superiority over the drug with orphan exclusivity. Competitors, however, may receive approval of different active moieties for the same indication or obtain approval for the same active moiety for a different indication. In addition, doctors may prescribe products for off-label uses and undermine our exclusivity. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same active moiety for the same indication before we do, unless we are able to demonstrate that our product is clinically superior.

We do not plan to pursue orphan drug designation for CLS-TA for the treatment of non-infectious uveitis in the United States. However, we may seek designation for other products in the future. We cannot guarantee that we will obtain orphan drug designation for any products in any jurisdiction. Even if we are able to obtain orphan drug designation for a product, we cannot be sure that such product will be approved, that we will be able to obtain orphan drug exclusivity upon approval, if ever, or that we will be able to maintain any exclusivity that is granted.

Foreign regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and other geographies, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Federal and state fraud and abuse, data privacy and security and transparency laws

In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws restrict our business practices. These laws include, without limitation, anti-kickback and false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act. Several pharmaceutical, device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Under HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including health care providers. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and its implementing regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Any failure to comply could result in significant fines and penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws. The heightening compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health care laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and reimbursement

The physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. We intend to seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe that separate CPT and HCPCS codes will help payors differentiate our drug candidates from other drugs currently on the market administered through intravitreal injections, although we can provide no assurance that CMS will approve the creation of a separate HCPCS code. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will not change in the future.

Our strategy will include efforts to engage physician societies and encourage third-party payors to establish coverage, coding and payment that will facilitate access to our product candidates and SCS Microinjector as we expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our product candidates are administered and for the drugs themselves. Failure by physicians, hospitals, ambulatory surgery centers, and other users of our products to obtain sufficient coverage and reimbursement from healthcare payors for the procedures administering our product candidates or for the product candidates themselves, or adverse changes in government and private third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. Failure to obtain favorable coverage policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedure performed administering our products, which could directly impact the demand for any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Payment adjustments for the Medicare quality payment program will begin in 2019. At this time it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

Healthcare reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. However, we believe that the shift away from fee-for-service agreements to capitated payment models supports the value of our products, as we believe that our products reduce longitudinal resource utilization, which can be cost saving-for both payors and providers.

For example, implementation of the Affordable Care Act has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries.

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In addition, the Affordable Care Act implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the Affordable Care Act.  Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate the 2.3% excise tax on medical devices, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees

As of December 31, 2016, we had 24 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

We currently operate in a single business segment developing drug therapies to treat blinding diseases of the eye.  See “Note 2—Significant Accounting Policies—Segment Information” to our financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2011. Our principal executive offices are located at 1220 Old Alpharetta Road, Suite 300, Alpharetta, Georgia. Our telephone number is (678) 270-3631.

Available Information

Our internet website address is www.clearsidebio.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We incurred net losses of $25.9 million, $17.6 million and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct and complete our ongoing and planned clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

We believe that our existing cash and cash equivalents and short-term investments, including the net proceeds from our recent initial public offering, or IPO, in June 2016 and a follow-on public offering of our common stock in December 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing, planned and future clinical trial programs;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than our credit facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have entered into an amended and restated loan and security agreement with Silicon Valley Bank and entities affiliated with MidCap Financial Services, which we refer to collectively as the Lenders, pursuant to which we have borrowed an aggregate of $8.0 million as of December 31, 2016. In the event that we produce clinical trial data sufficient to file an NDA for CLS-TA for the treatment of uveitis, we will be able to draw an additional $7.0 million until December 31, 2017. Our obligations under the loan agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without the Lenders’ prior written consent. The amended and restated loan agreement contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of December 31, 2016. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Risks Related to the Development of Our Product Candidates

Our research and development efforts are focused on the development of product candidates for treatment of eye disease through suprachoroidal injection, which is a novel approach and may fail to achieve and sustain market acceptance.

Injecting drugs into the SCS is a novel approach for ophthalmic therapies, and there is no guarantee this approach will provide adequate patient benefit or be accepted by physicians, patients or third-party payors. We believe we are the first and only company developing drugs specifically for suprachoroidal injection for potential treatment of eye diseases. The scientific evidence to support the feasibility of developing drugs based on this approach is both preliminary and limited. Although our clinical trial results suggest that suprachoroidal injection of drugs, such as CLS-TA, may be effective at treating back of the eye diseases, to date no company has developed a drug for suprachoroidal administration that has received marketing approval.

Additionally, we have limited clinical experience in suprachoroidal drug injection. Therefore, we cannot guarantee that suprachoroidal injection of drugs will prove in our ongoing and future clinical trials to be a safe or effective approach for treating back of the eye diseases in humans, nor can we ensure that we will achieve regulatory approval for our product candidates, even if our clinical trials are successful.

Even if we are able to achieve marketing approval for one of our product candidates, the novelty of suprachoroidal injection may make it difficult to demonstrate to physicians and third-party payors that suprachoroidal injection of our drugs is an appropriate approach for treating diseases such as non-infectious uveitis, RVO, DME and wet AMD and provides advantages compared to the current standards of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the suprachoroidal administration of our drug candidates with our proprietary SCS Microinjector provides useful patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate payment for, our product candidates. Additionally, in some cases, our product candidates will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-TA and our other product candidates.

All of our product candidates are in clinical or preclinical development. If we are unable to obtain regulatory approval for and commercialize our product candidates or if we experience significant delays in doing so, our business may be harmed.

Given our limited human experience with our clinical programs, the successful development of any of our product candidates is extremely uncertain, and we cannot guarantee that we will be successful in developing any of our product candidates. Further, the FDA may conclude that our clinical trials are not sufficient to support approval of our product candidates.

We have not completed the development of any product candidates, we currently generate no revenues from sales of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our proprietary SCS Microinjector for suprachoroidal injection of drugs and the identification of potential drug candidates using that technology. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those product candidates will depend on several factors, including the following:

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

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
•	successful training of physicians in the proper use of our SCS Microinjector;
•	our ability to market our products for use with our SCS Microinjector without a requirement from the FDA that we obtain a separate medical device authorization;
•	acceptance of the therapies and of the concept of suprachoroidal injection of drugs, if and when approved, by physicians, patients and third-party payors;
•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the drugs and our SCS Microinjector following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

The administration of CLS-TA as a therapy together with an anti-VEGF drug for the treatment of macular edema associated with RVO is a novel approach and may fail to be successful.

We are developing CLS-TA as a therapy to complement the current standard of care in the treatment of patients experiencing macular edema associated with RVO, with a goal of reducing current required monthly anti-VEGF injections to quarterly injections. The scientific evidence to support the potential efficacy of this treatment approach is limited to our phase 2 clinical trial results and, in addition based on third party clinical trials studying intravitreal injections of steroids in patients with RVO, which, although effective in reducing edema and improving visual outcomes, has been associated with side effects. While our clinical trial experience involving the suprachoroidal injection of triamcinolone acetonide suggests that these adverse side effects may be reduced using suprachoroidal injection, to date no other company has explored this specific concomitant treatment approach in clinical trials or preclinical studies.

Even if we are able to successfully develop, and achieve marketing approval of, CLS-TA along with Eylea, for the treatment of macular edema associated with RVO, it may be difficult to demonstrate to physicians and third-party payors that the administration of CLS-TA concomitantly with anti-VEGF drugs, and the reduction in frequency of anti-VEGF treatments, is the appropriate approach for treating RVO and provides advantages over the current standard of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the administration of CLS-TA concomitantly with anti-VEGF drugs improves patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to pay for, CLS-TA. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-TA for the treatment of macular edema associated with RVO.

We revised the design of our SCS Microinjector following early-stage clinical trials and do not yet have significant experience with our SCS Microinjector in humans.

In our preclinical studies and early clinical trials, we used several prototype iterations of the SCS Microinjector. We have since finalized the commercial design, which we used in our Phase 2 clinical trials of CLS-TA for the treatment of macular edema associated with non-infectious uveitis and RVO and are using in our Phase 1/2 clinical trial of CLS-TA for the treatment of DME. We also plan to use this revised microinjector in our other ongoing and planned clinical trials. Accordingly, in addition to the risks associated with drug development, we are also subject to the risks associated with developing the microinjector. For example, in our Phase 1/2 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis, the needle of our earlier microinjector was not long enough to penetrate the scleras of two patients screened for the trial. If we encounter similar limitations with this design, or if it does not function properly in any way, we could be required to expend significant additional time and resources to redesign our microinjector, which would delay or compromise our drug development efforts. Additionally, our ability to successfully commercialize our product candidates will depend on retinal specialists being comfortable with the design and functionality of our microinjector. If, for any reason, these specialists were unsatisfied with the form or function of our microinjector, it would harm the market acceptance and potential commercial success of our product candidates, if any, that receive marketing approval.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to build a pipeline of product candidates for the treatment of a variety of diseases of the back of the eye via suprachoroidal injection and to progress these product candidates through developmental efforts. We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have significant side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect our stock price.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, we began enrolling patients in our Phase 1/2 uveitis trial in July 2013 and intended to enroll approximately 10 patients in the trial, but we completed enrollment after dosing the eighth patient in July 2014. For our Phase 3 pivotal uveitis trial, we are seeking to enroll up to 150 patients. We have limited experience enrolling patients in our clinical trials, and cannot predict how successful we will be at enrolling patients in future clinical trials. In particular, because of the relatively low prevalence of patients with uveitis, we may encounter difficulties in identifying and enrolling our target number of patients in this trial on our expected timeframe. In addition, if we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Patient enrollment is affected by other factors including:

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing CLS-TA or our other current or future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of CLS-TA and our SCS Microinjector for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of CLS-TA and our SCS Microinjector or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently procure the active pharmaceutical ingredient in CLS-TA on a purchase order basis from a third-party manufacturer, and we anticipate entering into commercial supply agreements with this or another manufacturer at a later date. In addition, we obtain each of the components of our SCS Microinjector on a purchase order basis from third-party suppliers. Some of our current suppliers are based outside of the United States. We expect to continue to rely on third parties as we proceed with preclinical and clinical testing using CLS-TA with our SCS Microinjector, as well as for commercial manufacture, if any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of CLS-TA and our SCS Microinjector or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are regulated under the drug regulations of the Federal Food, Drug, and Cosmetic Act, or FDCA. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates.

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

We may seek third-party collaborators for the development and commercialization of our product candidates, particularly for the commercialization of any of our product candidates that are approved for marketing outside the United States or for product candidates targeted at larger indications in the United States such as DME. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have entered into a collaboration with Santen to develop compounds that are designed to treat macular edema and neovascularization associated with wet AMD, RVO and DME, as well as elevated intraocular pressure, or IOP, associated with glaucoma. Under our collaboration with Santen, and if we enter into any future collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Suprachoroidal injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

With respect to CLS-TA, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection, although it is commonly used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or for the treatment of DME. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the back of the eye and RVO in both the United States and in the European Union, and recently received approval from the FDA to treat DME in adult patients who have an artificial lens implant or who are scheduled for cataract surgery. Bausch + Lomb markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide, for the treatment of non-infectious uveitis. Iluvien, marketed by Alimera Sciences, is a fluocinolone acetonide implant and is approved for the treatment of DME in both the United States and the European Union.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA or our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. For some of the indications that we are pursuing, drugs used off-label, such as Kenalog and Avastin, serve as cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Payment adjustments for the Medicare quality payment program will begin in 2019. At this time it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We believe that physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. We intend to seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe that separate CPT and HCPCS codes will help payors differentiate our drug candidates from other drugs currently on the market administered through intravitreal injections, although we can provide no assurance that CMS will approve the creation of a separate HCPCS code. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will not change in the future.

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

As of December 31, 2016, we had 24 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our commercial success depends upon our ability, and the ability of any collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. In particular, we are focused on developing product candidates based on widely used therapeutic agents, many of which are protected by proprietary rights of third parties, and we are developing proprietary formulations of these therapeutic agents specifically for suprachoroidal injection using our proprietary SCS Microinjector. Although we seek to develop our proprietary drug formulations that don’t infringe the intellectual property rights of others, we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs or other aspects of our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

The FDA did not approve the proposed trade name for our CLS-TA product candidate.

The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. We previously registered the trade name Zuprata for CLS-TA with the U.S. Patent and Trademark Office, but it was not approved by the FDA. As a result, we could lose the benefit of any brand equity that may already have been developed for this product candidate, as well as the benefit of our existing trademark applications for this trade name. We may encounter similar issues for our other product candidates.  We will need to expend additional resources in an effort to identify a suitable substitute name for CLS-TA and our other product candidates that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Other than the trade name Zuprata, which we no longer plan to use as the trade name for CLS-TA, we have not yet selected trademarks for our product candidates or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. In addition, third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for CLS-TA and may pursue that pathway for our other product candidates. Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, will be regulated under the drug provisions of the FDCA, enabling us to submit NDAs for approval of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

Additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with co-packaging a drug with a dispensing device.

Our product candidates require coordination within the FDA and similar foreign regulatory agencies for review of their drug along with the co-packaged SCS Microinjector. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of co-packaged products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. In addition, to date, the FDA has not requested a separate medical device authorization submission for our SCS Microinjector. However, the FDA may request a separate medical device authorization submission for our SCS Microinjector in the future, which could delay the development and commercialization of our product candidates.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, such as the False Claims Act, as well as state consumer protection laws.

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

Even though we have received orphan drug designation in the European Union for our most advanced product candidate, CLS-TA for the treatment of non-infectious uveitis, we may not be able to obtain orphan drug marketing exclusivity for this product candidate.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. We have received orphan drug designation from the EMA for CLS-TA for the treatment of macular edema associated with non-infectious uveitis, and we may seek orphan drug designation from the FDA or EMA for our future drug candidates. However, we do not plan to pursue orphan drug designation from the FDA for this product candidate.

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU

Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In addition, the period of market exclusivity may be reduced to six years if it can be demonstrated based on available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. There is no guarantee that we will be able to obtain or maintain orphan exclusivity for CLS-TA even if we receive marketing authorization for CLS-TA in Europe.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners and vendors, could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, individual imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

•

federal civil and criminal false claims laws, including, without limitations, the federal civil False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including federal health care programs, such as, the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

HIPAA, as amended HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures,” for an aggregate potential annual liability of $1,150,000; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and the healthcare fraud statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, as well as reputational harm, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including future collaborators, are found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

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

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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

There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the Affordable Care Act.  Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate the 2.3% excise tax on medical devices, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any such changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations. There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

We expect that other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Our stock price has been and may continue to be volatile. Since our IPO, our common stock has traded at prices between $5.65 and $25.08 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

Additionally, some of the holders of our common stock who acquired their shares prior to the IPO, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

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

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2017, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. To date, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We have broad discretion in the use of proceeds from our recent IPO and follow-on public offering and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our recent IPO and follow-on public offering. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We expect to use the net proceeds to complete our pivotal Phase 3 clinical trial of suprachoroidal CLS-TA for the treatment of macular edema associated with non-infectious uveitis, to initiate our Phase 3 clinical program of suprachoroidal CLS-TA with an intravitreal anti-VEGF agent, Eylea, for the treatment of macular edema associated with RVO, to complete our ongoing Phase 1/2 clinical trial of CLS-TA, alone or with Eylea, for the treatment of DME and to initiate and complete a planned Phase 2 clinical trial of CLS-TA, alone or with Eylea, for the treatment of DME. The remaining proceeds will be used for the continued research and development of our earlier-stage programs, and for working capital and general corporate purposes. Our failure to apply the net proceeds from these offerings effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use the proceeds from these offerings.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement with Silicon Valley Bank and the entities affiliated with MidCap Financial Services currently prohibits us from paying dividends without the consent of the lenders under the agreement, and the terms of any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We plan to use potential future operating losses and our federal and state NOL carryforwards to offset future taxable income, if any. However, our ability to use existing NOL carryforwards could be limited as a result of issuances of equity securities.

As of December 31, 2016, we had approximately $60.9 million of federal and $67.8 million of state net operating loss, or NOL, carryforwards. If not utilized, these federal NOL carryforwards will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. To the extent we generate taxable income in the future, we plan to use our existing NOL carryforwards and future losses to offset income that would otherwise be taxable. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The completion of our recent IPO, recent follow-on public offering, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

We have begun to incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we have begun to incur significant additional legal, accounting and other costs. We estimate the additional costs we will incur as a result of being a public company to be approximately $1.5 million to $2.5 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The NASDAQ Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices occupy approximately 8,800 square feet of leased office space in Alpharetta, Georgia, pursuant to a lease agreement that expires in March 2017. In November 2016, we signed a new office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia. We expect to relocate our corporate headquarters into this new space in March 2017. The initial term of the new lease continues until September 2023, with a renewal option for one additional five-year term.

We believe that our current leased facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on The NASDAQ Global Market under the symbol “CLSD” on June 2, 2016. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Market:

	High	Low
2016
Second quarter (from June 2, 2016)	$8.45	$6.67
Third quarter	$18.20	$5.65
Fourth quarter	$25.08	$8.09

The last reported sale price of our common stock on The NASDAQ Global Market on March 14, 2017 was $6.38 per share.

Stock Performance Graph

The following graph compares the performance of our common stock since June 1, 2016, the date of our IPO, with the performance of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. The comparison assumes a $100 investment on June 1, 2016 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on June 1, 2016 of $7.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility.

Stockholders

As of March 10, 2017, we had 25,286,016 shares of common stock outstanding held by 24 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On June 1, 2016, our Registration Statement on Form S-1, as amended (File No. 333-208916) was declared effective in connection with our initial public offering, pursuant to which we sold 8,148,843 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $7.00 per share. The offering closed on June 7, 2016, and, as a result, we received net proceeds of $51.4 million (after underwriters’ discounts and commissions of $4.0 million and additional offering related costs of $1.7 million). The joint managing underwriters of the offering were Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated.

No expenses incurred by us in connection with our initial public offering were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC on June 2, 2016. During the period from the closing of our IPO to December 31, 2016, we used approximately $14.2 million of the proceeds from the IPO to fund operations, consisting primarily of costs to conduct the Phase 3 clinical trials of CLS-TA for uveitis and RVO.

Recent Sales of Unregistered Securities

From January 1, 2016 through June 1, 2016, we granted options to purchase an aggregate of 17,236 shares of our common stock with a weighted average exercise price of $8.16 per share.  The offers, sales and issuances of these options were exempt from registration under Rule 701 promulgated under the Securities Act, in that the transactions were under a written compensatory benefit plan as provided under Rule 701.  The recipients of such securities were our employees and directors.

On June 7, 2016, upon the closing of our initial public offering, all shares of our then-outstanding convertible preferred stock were automatically converted into 9,614,159 shares of common stock. The issuance of such shares of common stock was exempt from the registration under Section 3(a)(9) of the Securities Act.

During 2014, in connection with the sale of convertible promissory notes in connection with a preferred stock financing, we issued warrants to the lenders to purchase up to an aggregate of 112,802 shares of common stock at a price per share of $0.02. These warrants, which would have otherwise expired upon the closing of the IPO, were automatically net exercised for an aggregate of 112,441 shares of common stock upon the closing of the IPO on June 7, 2016. The issuance of such shares of common stock was exempt from the registration under Section 3(a)(9) of the Securities Act.

During 2013, in connection with a loan agreement, we issued a warrant to the lender to purchase up to 16,550 shares of Series A-1 preferred stock at a price per share of $1.8132. The warrant was automatically converted to a common stock warrant and was net exercised on June 6, 2016, in connection with the IPO, resulting in the issuance of 3,236 shares of common stock. The issuance of such shares of common stock was exempt from the registration under Section 3(a)(9) of the Securities Act.

In connection with a previous loan agreement with SVB, we issued SVB a warrant to purchase 25,974 shares of our convertible preferred stock at an exercise price of $7.70 per share.  The warrant was net exercised in October 2016, resulting in the issuance of 17,883 shares of common stock. The issuance of such shares of common stock was exempt from the registration under Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2016, 2015 and 2014 is derived from our audited consolidated financial statements included within this Annual Report. The balance sheet data as of December 31, 2014 has been derived from our audited consolidated financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)

License revenue	$520	$—	$—
Operating expenses:
Research and development	19,455	10,762	6,692
General and administrative	6,263	6,555	3,131
Total operating expenses	25,718	17,317	9,823
Loss from operations	(25,198)	(17,317)	(9,823)
Other expense	(684)	(322)	(366)
Net loss	$(25,882)	$(17,639)	$(10,189)
Net loss per share of common stock — basic and diluted	$(1.97)	$(7.54)	$(5.86)
Weighted average shares outstanding — basic and diluted	13,111,067	2,338,950	1,738,660

	December 31,
	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$34,824	$20,283	$8,269
Short-term investments	48,807	—	—
Restricted cash	360	—	—
Total assets	84,813	21,055	10,299
Debt	7,586	5,976	—
Total liabilities	13,154	10,400	2,677
Total stockholders' equity (deficit)	71,659	(36,659)	(19,213)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. Our current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space, or SCS, using our proprietary SCS Microinjector. With the suprachoroidal injection procedure, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as intravitreal injections. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including lower frequency of necessary administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize drugs for treatment via injection into the SCS. Our most advanced product candidates are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We are developing CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, specifically designed to be administered suprachoroidally for the treatment of patients with non-infectious uveitis. We are currently enrolling patients with macular edema associated with non-infectious uveitis in a pivotal Phase 3 clinical trial. We expect to enroll approximately 150 patients in this trial and to report data in early 2018. We believe, based on our end-of-Phase 2 review meeting with the Food and Drug Administration, or FDA, in May 2015, that only one Clearside-sponsored, Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA.

We are also developing CLS-TA along with an anti-VEGF agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein.  We are exploring whether suprachoroidal injection of CLS-TA together with an intravitreal injection of Eylea, an inhibitor of vascular endothelial growth factor, or VEGF, can provide improved visual acuity, reduced macular edema and reduced injection frequency, as compared to administration of intravitreal Eylea alone.

We have completed a Phase 2 clinical trial in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received a concomitant suprachoroidal injection of CLS-TA and an intravitreal injection of Eylea and 23 patients in the control arm initially received only an intravitreal injection of Eylea. The objective of the trial was to determine whether patients receiving CLS-TA together with Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. Based on the results of this trial and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we initiated a Phase 3 clinical program in the first quarter of 2017.

We have recently expanded our CLS-TA development programs to include another retinal vascular condition, diabetic macular edema, or DME. In November 2016, we began enrolling patients with DME in a multi-center, open-label Phase 1/2 clinical trial to obtain safety data, and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period.  We enrolled the first patient in this study in November 2016. We also intend to commence a Phase 2 clinical trial in mid-2017, to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as compared to intravitreal Eylea alone. We are also conducting preclinical studies of another product candidate for injection with our SCS Microinjector for the potential treatment of wet AMD.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2016, we had an accumulated deficit of $65.2 million. We recorded net losses of $25.9 million, $17.6 million and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

complete our ongoing Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious, our ongoing Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with RVO and our ongoing Phase 1/2 clinical trial of CLS-TA for the treatment of DME;

•	initiate our planned clinical trials, including our Phase 2 clinical program of CLS-TA for the treatment of DME, as well as future clinical trials for these programs, if necessary;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

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

For the years ended December 31, 2016, 2015 and 2014, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates. From inception through December 31, 2016, we have incurred $44.5 million in research and development expenses.

The following table shows our research and development expenses by type of activity for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
CLS-TA (uveitis program):
Direct non-clinical	$3,117	$722	$1,617
Direct clinical	5,294	3,155	828
Total	8,411	3,877	2,445
CLS-TA (RVO program):
Direct non-clinical	1	20	102
Direct clinical	3,676	1,442	633
Total	3,677	1,462	735
Wet AMD program:
Direct non-clinical	2,930	1,256	251
Direct clinical	—	3	6
Total	2,930	1,259	257
Unallocated	4,437	4,164	3,255
Total research and development expense	$19,455	$10,762	$6,692

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we progress our product candidates through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Accrued expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical trials.

We accrue our expenses related to clinical trials based on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct research activities or manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the level of effort varies from our estimate, we will adjust the accrual accordingly. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. Although we do not currently anticipate the future settlement of existing accruals to differ materially from our estimates, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low for any period. There have been no material changes in estimates for the periods presented in our financial statements.

Fair value measurements

We record some of our financial assets and liabilities at fair value in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

Our material financial instruments at December 31, 2016 and 2015 consisted primarily of cash and cash equivalents, short-term investments, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. We have determined our cash and cash equivalents and government bonds to be Level 1 in the fair value hierarchy. We have determined our short-term investments, comprised of certificates of deposit, corporate bonds, commercial paper and agency obligations, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale. We have determined our stock purchase warrants liability to be Level 3 in the fair value hierarchy. The stock purchase warrants were net exercised during 2016.

Share-based compensation

We recognize compensation costs related to stock options and restricted stock granted to employees, directors and consultants ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is re-measured each period until the related service is complete.

Share-based compensation expense was $1.3 million, $0.7 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Significant factors, assumptions and methodologies used in determining fair value

Determining the appropriate fair value measurement of share-based awards requires the use of subjective assumptions. The determination of the fair value measurement of options using the Black-Scholes option pricing model is affected by our estimated common stock fair values as well as assumptions regarding a number of other subjective variables. These other variables include the expected term of the options, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

We estimated the fair value of stock options at the grant date using Black-Scholes option pricing model with the following assumptions:

•

Fair value of our common stock. Prior to the IPO, no public market existed for our stock, and we estimated its fair value using retrospective assessments and contemporaneous valuations of our common stock. For stock options granted after June 1, 2016, the date of our IPO, we estimate the fair value of our common stock by reference to the closing price of our common stock on The NASDAQ Global Market on the date of grant.

•

Volatility. As we do not have a trading history for our common stock, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the pharmaceutical industry with similar characteristics to us, including stage of product development and therapeutic focus.

•

Expected term. We used the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•

Forfeitures. Forfeitures are estimated such that we only recognize expense for the shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates. We have estimated our forfeiture rates to be zero for the periods presented in this Annual Report and any expense true-ups for terminated employees have been immaterial.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Tax valuation allowance

We recorded deferred tax assets of $25.4 million, related to our net operating losses, as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs, of $60.9 million for the period from our inception on May 26, 2011 to December 31, 2016. We incurred a net loss for tax purposes of $24.3 million for the year ended December 31, 2016. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2016, we had federal NOL carryforwards of $60.9 million and state NOL carryforwards of $67.8 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,		Period-to-Period
	2016	2015	Change
	(in thousands)
License revenue	$520	$—	$520
Operating expenses:
Research and development	19,455	10,762	8,693
General and administrative	6,263	6,555	(292)
Total operating expenses	25,718	17,317	8,401
Loss from operations	(25,198)	(17,317)	(7,881)
Other expense	(684)	(322)	(362)
Net loss	$(25,882)	$(17,639)	$(8,243)

Revenue. In the year ended December 31, 2016, we recognized $0.5 million of revenue associated with our agreement with NovaMedica and the license and collaboration agreement with Spark. We did not recognize any revenue in the year ended December 31, 2015.

Research and development. Research and development expense increased by $8.7 million, from $10.8 million for the year ended December 31, 2015 to $19.5 million for the year ended December 31, 2016, an increase of 81%. This increase was primarily attributable to a $2.8 million increase in costs related to the ongoing Phase 3 clinical trial for CLS-TA for the treatment of non-infectious uveitis, a $1.7 million increase in costs associated with preclinical studies for our wet AMD program, a $2.2 million increase for costs related to the initial preparation of the Phase 3 clinical trial for CLS-TA for the treatment of macular edema associated with RVO and a $2.2 million increase in device manufacturing costs. These increases were partially offset by a $1.0 million decrease in costs for the completed Phase 2 clinical trial for CLS-TA for the treatment of non-infectious uveitis and Phase 2 clinical trial for CLS-TA for the treatment of macular edema associated with RVO.

General and administrative. General and administrative expenses decreased by $0.3 million, from $6.6 million for the year ended December 31, 2015 to $6.3 million for the year ended December 31, 2016, a decrease of 4%. The decrease was primarily attributable to recognizing $1.9 million of expenses related to previously deferred offering costs in 2015, offset by an increase of $1.0 million of employee-related costs and a $0.5 million increase in the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation in the year ended December 31, 2016.

Other expense. Other expense increased in the year ended December 31, 2016 by $0.4 million compared to 2015, from $0.3 million to $0.7 million. This increase was primarily the result of an increase in the mark-to-market warrant liability and the acceleration of the final payment from the original loan agreement with Silicon Valley Bank, or SVB, in addition to the amortization of financing costs, the accretion of warrants and the final payment related to our new loan agreements.

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,		Period-to-Period
	2015	2014	Change
	(in thousands)
Operating expenses:
Research and development	$10,762	$6,692	$4,070
General and administrative	6,555	3,131	3,424
Total operating expenses	17,317	9,823	7,494
Loss from operations	(17,317)	(9,823)	(7,494)
Other expense	(322)	(366)	44
Net loss	$(17,639)	$(10,189)	$(7,450)

Research and development. Research and development expense increased from $6.7 million for the year ended December 31, 2014 to $10.8 million for the year ended December 31, 2015, an increase of 61%. This was primarily attributable to a $0.8 million increase in costs related to the ongoing Phase 2 clinical trial and a $1.7 million increase for the initiation of the Phase 3 clinical trial for CLS-TA for the treatment of macular edema associated with non-infectious uveitis, a $0.8 million increase in costs for the startup and ongoing costs of the Phase 2 clinical trial of CLS-TA in RVO patients and a $1.0 million increase in costs for pre-clinical studies for our wet AMD program. This increase was partially offset by a $0.7 million decrease in device development costs due to finalizing the commercial prototype during 2014. We also incurred increased personnel and related costs of $0.7 million during 2015 as compared to 2014.

General and administrative. General and administrative expenses increased by $3.4 million, from $3.1 million for the year ended December 31, 2014 to $6.6 million for the year ended December 31, 2015. The increase was primarily attributable to recognizing $1.9 million of expenses related to previously deferred offering costs, a $0.6 million increase in personnel costs, including share-based compensation, a $0.4 million increase in patent expenses and a $0.3 million increase in investor and public relations expenses.

Interest expense. Interest expense decreased from $0.4 million in the year ended December 31, 2014 to $0.3 million in the year ended December 31, 2015. The decrease was primarily related to the accelerated amortization of debt discount related to convertible promissory notes upon their conversion to convertible preferred stock in 2014. This was offset by the amortization of the financing costs, and the accretion of the warrants and the final payment related to the loan agreements.

Liquidity and Capital Resources

Sources of Liquidity

For the period from our inception on May 26, 2011 to December 31, 2016, we have used cumulative net cash in operating activities of $55.8 million and incurred cumulative net losses of $65.2 million.  As of December 31, 2016, we had cash, cash equivalents and short-term investments of $83.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2016, our funds were held in cash, money market funds, certificates of deposit, corporate bonds and government bonds, commercial paper and agency obligations.

On June 7, 2016, we closed our IPO in which we sold 7,200,000 shares of common stock at a public offering price of $7.00 per share, and on June 30, 2016, the underwriters exercised their option to purchase 948,843 additional shares.  These issuances resulted in net proceeds of $51.4 million after deducting underwriting discounts and commissions and offering expenses.

On December 14, 2016, we closed a follow-on public offering in which we sold 4,000,000 shares of common stock at a public offering price of $9.00 per share. On December 30, 2016, the underwriters exercised their option to purchase 600,000 additional shares, and on January 6, 2017, we sold the 600,000 additional shares at $9.00 per share. These issuances collectively resulted in net proceeds of $38.5 million after deducting underwriting discounts and commissions and offering expenses.

Prior to our IPO and follow-on offering, we funded operations primarily through the sale of convertible preferred stock, a long-term loan agreement and the issuance of convertible promissory notes. We raised net cash proceeds of $44.5 million from the sale of convertible preferred stock, $6.0 million from a long-term loan agreement and $3.4 million from the sale of convertible promissory notes through December 31, 2016.

On September 28, 2016, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with SVB and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders.  The Loan Agreement amended and restated in its entirety our prior loan and security agreement with Silicon Valley Bank. The Loan Agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that we have produced clinical trial data sufficient to file an NDA for CLS-TA for the treatment of uveitis. Once the draw period for the remaining $7.0 million has commenced, we may draw funds at our discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the Loan Agreement. We are required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020.  A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default

The term loans under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

In connection with the Loan Agreement, we issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of our company, and are immediately exercisable.

In connection with the prior loan agreement, we issued a warrant to SVB to purchase 25,974 shares of our convertible preferred stock at an exercise price of $7.70 per share. The warrant was net exercised on October 12, 2016, resulting in the issuance of 17,883 shares of common stock.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates, although we will require additional funding to complete our planned Phase 3 clinical program for CLS-TA in RVO patients. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and short-term investments, including the net proceeds from our public offerings of common stock in 2016, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,709)	$(13,902)	$(9,124)
Investing activities	(49,140)	(28)	(140)
Financing activities	86,390	25,944	15,624
Net change in cash and cash equivalents	$14,541	$12,014	$6,360

During the years ended December 31, 2016 and 2015, our operating activities used net cash of $22.7 million and $13.9 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to higher research and development expenses.

During the year ended December 31, 2014, our operating activities used net cash of $9.1 million resulting primarily from our net loss. The increase in net loss for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to higher research and development expenses, increased personnel related costs and higher interest expenses. The other changes from operating activities were caused primarily by changes in our accounts payable and other accrued liabilities, share-based compensation and deferred offering costs.

During the year ended December 31, 2016, our net cash used by investing activities was $49.1 million. This was primarily for the purchase of short-term, available-for-sale investments including certificates of deposit, corporate bonds and government bonds, commercial paper and agency obligations. The net cash used in investing activities during the years ended December 31, 2015 and 2014 was comprised of the purchase of fixed assets.

During the year ended December 31, 2016, 2015 and 2014, our net cash provided by financing activities was $86.4 million, $25.9 million and $15.6 million, respectively. The net cash provided by financing for the year ended December 31, 2016 was comprised primarily of the $84.8 million of net proceeds received from our IPO and follow-on public offering of common stock and from the Loan Agreement with SVB, partially offset by $6.3 million in payments of long-term debt, which includes the $5.3 million to repay all amounts owed under the prior loan agreement with SVB. The net cash provided by financing activities during the year ended December 31, 2015 was primarily due to $20.0 received from the sale of our Series C convertible preferred stock and amounts borrowed under the prior loan agreement with SVB. The net cash provided by financing activities during the year ended December 31, 2014 related primarily to $3.0 million received from the issuance of the bridge notes and $12.7 million from the sale of our Series B convertible preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016, all of which consisted of obligations under leases for our corporate headquarters in Alpharetta, Georgia and obligations under the Loan Agreement.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating lease obligations	$2,793	$128	$1,333	$957	$375
Long-term debt obligations 1.	9,863	608	9,255	—	—
Total	$12,656	$736	$10,588	$957	$375

1. Includes estimated interest expense at the minimum rate of 7.50% and the final payment.

We have no material non-cancelable purchase commitments with contract manufactures or service providers, as we have generally contracted on a cancelable purchase order basis.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data – Note 2, “Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016 and 2015, we had cash and cash equivalents of $34.8 million and $20.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of December 31, 2016, we had short-term investments of $48.8 million. The short-term investments include certificates of deposit, corporate bonds and government bonds, commercial paper and agency obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in an $80,000 and $60,000 increase in interest expense for the years ended December 31, 2016 and 2015, respectively.

We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Clearside Biomedical, Inc.

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearside Biomedical, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2017

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$34,824	$20,283
Short-term investments	48,807	—
Prepaid expenses	396	159
Other current assets	290	40
Total current assets	84,317	20,482
Property and equipment, net	94	156
Deferred offering costs	—	410
Restricted cash	360	—
Other assets	42	7
Total assets	$84,813	$21,055
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,594	$1,469
Accrued liabilities	2,791	1,985
Current portion of long-term debt	—	1,733
Other current liabilities	23	9
Total current liabilities	5,408	5,196
Deferred revenue	160	700
Long-term debt	7,586	4,243
Other non-current liabilities	—	261
Total liabilities	13,154	10,400
Commitments and contingencies
Convertible preferred stock:
Series A preferred stock, $0.001 par value, no shares authorized, issued and outstanding at December 31, 2016; 5,198,826 shares authorized, issued and outstanding at December 31, 2015; liquidation preference of $4,086 at December 31, 2015	—	4,086
Series A-1 preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2016; 4,373,481 shares authorized and 4,356,931 shares issued and outstanding at December 31, 2015; liquidation preference of $7,900 at December 31, 2015	—	7,900
Series B preferred stock, $0.001 par value, no shares authorized, issued and outstanding at December 31, 2016; 6,066,345 authorized and 6,009,202 shares issued and outstanding at December 31, 2015; liquidation preference of $16,212 at December 31, 2015	—	15,372
Series C preferred stock, $0.001 par value, no shares authorized, issued and outstanding at December 31, 2016; 5,274,679 shares authorized and 5,274,674 shares issued and outstanding at December 31, 2015; liquidation preference of $20,000 at December 31, 2015	—	19,956
Total convertible preferred stock	—	47,314
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2016; no shares authorized or issued at December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 24,573,033 shares issued and outstanding at December 31, 2016; 40,000,000 shares authorized and 2,659,262 shares issued and outstanding at December 31, 2015	25	3
Additional paid-in capital	136,892	2,701
Accumulated deficit	(65,245)	(39,363)
Accumulated other comprehensive loss	(13)	—
Total stockholders’ equity (deficit)	71,659	(36,659)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$84,813	$21,055

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
License revenue	$520	$—	$—
Operating expenses:
Research and development	19,455	10,762	6,692
General and administrative	6,263	6,555	3,131
Total operating expenses	25,718	17,317	9,823
Loss from operations	(25,198)	(17,317)	(9,823)
Other expense	(684)	(322)	(366)
Net loss	$(25,882)	$(17,639)	$(10,189)
Net loss per share of common stock — basic and diluted	$(1.97)	$(7.54)	$(5.86)
Weighted average shares outstanding — basic and diluted	13,111,067	2,338,950	1,738,660

Net loss	$(25,882)	$(17,639)	$(10,189)
Unrealized loss on available-for-sale investments	(13)	—	—
Comprehensive loss	$(25,895)	$(17,639)	$(10,189)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2014	1,583,144	$2	$796	$(11,535)	$—	$(10,737)
Exercise of stock options	24,803	—	5	—	—	5
Vesting of restricted stock	208,520		6			6
Issuance of warrants to purchase common stock	—	—	1,506	—	—	1,506
Accretion of stock issuance costs	—	—	(231)	—	—	(231)
Share-based compensation expense	—	—	427	—	—	427
Net loss	—	—	—	(10,189)	—	(10,189)
Balance at December 31, 2014	1,816,467	2	2,509	(21,724)	—	(19,213)
Exercise of stock options	50,980	—	14	—	—	14
Vesting of restricted stock	14,203	—	—	—	—	—
Issuance of common stock upon exercise of warrants	777,612	1	(2)	—	—	(1)
Accretion of stock issuance costs	—	—	(525)	—	—	(525)
Share-based compensation expense	—	—	705	—	—	705
Net loss	—	—	—	(17,639)	—	(17,639)
Balance at December 31, 2015	2,659,262	3	2,701	(39,363)	—	(36,659)
Exercise of stock options	10,724	—	31	—	—	31
Vesting of restricted stock	6,485	—	—	—	—	—
Issuance of common stock upon exercise of warrants	133,560	—	410	—	—	410
Issuance of common stock for initial public offering	8,148,843	8	51,369	—	—	51,377
Issuance of common stock for follow-on offering	4,000,000	4	33,455	—	—	33,459
Conversion of preferred stock to common stock	9,614,159	10	48,188	—	—	48,198
Issuance of warrants to purchase common stock	—	—	308	—	—	308
Accretion of redeemable convertible preferred stock to redemption value	—	—	(884)	—	—	(884)
Share-based compensation expense	—	—	1,314	—	—	1,314
Net loss	—	—	—	(25,882)	—	(25,882)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at December 31, 2016	24,573,033	$25	$136,892	$(65,245)	$(13)	$71,659

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(25,882)	$(17,639)	$(10,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65	60	33
Share-based compensation expense	1,314	705	427
Non-cash interest expense	283	104	82
Accretion of debt discount	108	60	277
Change in fair value of warrant liability	156	52	18
Amortization and accretion on available-for-sale investments, net	(43)	—	—
Loss on sale of fixed assets	—	15	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(487)	(145)	54
Other assets	882	1,763	(1,154)
Accounts payable and accrued liabilities	1,424	632	1,137
Deferred revenue	(520)	500	200
Deferred rent	(9)	(9)	(9)
Net cash used in operating activities	(22,709)	(13,902)	(9,124)
Investing activities
Purchase of available-for-sale investments	(54,485)	—	—
Maturities of available-for-sale-investments	5,708
Change in restricted cash	(360)	—	—
Acquisition of property and equipment	(3)	(32)	(140)
Proceeds from the sale of fixed assets	—	4	—
Net cash used in investing activities	(49,140)	(28)	(140)
Financing activities
Proceeds from initial public offering, net of issuance costs	51,376	—	—
Proceeds from follow-on offering, net of issuance costs	33,456	—	—
Proceeds from the issuance of Series C Preferred Stock, net of issuance costs	—	19,954	—
Proceeds from the issuance of Series B Preferred Stock, net of issuance costs	—	—	12,744
Proceeds from issuance of long-term debt	7,857	5,976	3,000
Principal payments made on long-term debt	(6,330)	—	(125)
Proceeds from exercise of stock options	31	14	5
Net cash provided by financing activities	86,390	25,944	15,624
Net increase in cash and cash equivalents	14,541	12,014	6,360
Cash and cash equivalents, beginning of period	20,283	8,269	1,909
Cash and cash equivalents, end of period	$34,824	$20,283	$8,269
Supplemental disclosure
Interest paid	$250	$100	$7
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock to common stock	$48,198	$—	$—
Conversion of stockholder loan, promissory note and accrued interest	—	—	3,232
Reclassification of deferred initial public offering costs	1,597	—	—
Issuance of warrants to purchase common stock	308	—	—
Issuance of warrant to purchase Series B preferred stock	—	164	—
Accretion of redeemable convertible preferred stock to redemption value	884	525	231
Unpaid initial public offering costs in accounts payable and accrued expenses	507	410	602

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. The Company’s current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space (“SCS”) using its proprietary SCS Microinjector.  Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

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

On December 9, 2016, the Company’s registration statement on Form S-1 relating to its follow-on public offering of its common stock was declared effective by the SEC. The follow-on public offering closed on December 14, 2016 and the Company sold 4,000,000 share of common stock at a price to the public of $9.00 per share, for net proceeds of $33.4 million. On December 30, 2016, the underwriters of the IPO exercised their option to purchase additional shares and on January 6, 2017, the Company sold 600,000 additional shares of common stock at a price to the public of $9.00 per share, for net proceeds of $5.1 million. The Company paid to the underwriters underwriting discounts and commissions of $2.5 million in connection with the follow-on public offering, including the underwriters’ exercise of their option to purchase additional shares, and incurred expenses of $0.4 million in connection with the follow-on public offering.

Prior to the IPO and the follow-on offering, the Company had funded its operations primarily through the sale of convertible preferred stock and the issuance of long-term debt, resulting in aggregate proceeds of approximately $53.9 million. Even with the completion of the IPO, the Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $83.6 million as of December 31, 2016 and cumulative net cash flows used in operating activities of $55.8 million and cumulative net losses of $65.2 million through December 31, 2016. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while still advancing clinical trials for key drug and candidates and expects that the cash on hand as of the date of issuance of these financial statements will be sufficient to fund its operations for at least the next 18 months from that date.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the accounting for useful lives to calculate depreciation and amortization, clinical trial accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Property and Equipment, Net

Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Debt Discount

The Company follows the authoritative guidance in Accounting Standards Codification (“ASC”) 470-20-25-2, Debt with Conversion of Other Options, for accounting for debt discount. All debt discounts are recorded against the related debt obligation and are amortized using the effective interest rate method over the term of the underlying debt obligation and reflected in interest expense.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, on fair value measurements. The Company’s material financial instruments at December 31, 2016 and 2015 consisted primarily of cash and cash equivalents, short-term investments, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, other current assets, and accounts payable approximate their respective carrying values due to the short term nature of these instruments.

Stock Purchase Warrants

The Company accounts for certain stock purchase warrants as liabilities based upon the characteristics and provisions of the underlying instruments. These liabilities are recorded at their fair value on the date of issuance within other non-current liabilities on the balance sheet and are remeasured on each subsequent reporting date, with fair value changes recognized as income (decreases in fair value) or expenses (increases in fair value) in other income (expense), net in the statements of operations. The fair value of these liabilities is estimated using the Black-Scholes method.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses of $23.3 million for the period from May 26, 2011

(inception) to December 31, 2016. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued liabilities No material adjustments to these estimates have been recorded in these financial statements.

Share-Based Compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock awards is determined based on the fair value of the Company’s common stock on the date of grant. Share-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. The fair value of awards granted to non-employees is re-measured each period until the related service is complete. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying employees’ roles within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of corporate and government bonds and government agency securities. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its new facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2016, the restricted cash balance was invested in a commercial money market account.

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash in bank deposits that at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash balances.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company adopted this standard effective December 31, 2016 and the adoption did not have an impact on its financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance simplifies the presentation of deferred income taxes. The guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has adopted this standard prospectively, effective January 1, 2017 and the adoption did not have a material impact on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017 and the adoption did not have a material impact on its financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods within the period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which addresses diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoptions of ASU 2016-18 will have on its statement of cash flows.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December31,
		2016	2015
Furniture and fixtures	5	$69	$66
Machinery and equipment	5	121	121
Computer equipment	3	27	27
Leasehold improvements	Lesser of useful life or remaining lease term	45	45

		262	259
Less: Accumulated depreciation		(168)	(103)
		$94	$156

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued research and development	$1,153	$569
Accrued bonuses	870	530
Accrued professional fees	410	668
Accrued vacation	72	64
Accrued interest payable	52	15
Accrued expense	234	139
	$2,791	$1,985

5. Long-Term Debt

Loan and Security Agreements

In April 2015, the Company entered into a loan agreement (the “original loan agreement”) with Silicon Valley Bank (“SVB”) for borrowings up to $6.0 million, with a floating interest rate equal to the Wall Street Journal’s prime rate minus 0.50%. Under the terms of the original loan agreement, an initial tranche of $4.0 million was advanced on April 15, 2015 and an additional tranche of $2.0 million was advanced on May 15, 2015. The Company was required to pay accrued interest only for a period of 12 months from the date of each advance, followed by 30 equal monthly payments of principal and accrued interest. A final payment of $0.3 million, or 5.50% of the aggregate borrowed amount, was due at maturity of the loan in 2018 and was being accreted in long-term debt over the life of the loan. Closing costs of $24,000 were recorded in long-term debt and were also being accreted over the life of the loan.

In September 2016, the Company entered into an amended and restated loan and security agreement (the “loan agreement”) with SVB, MidCap Funding XII Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the Company’s original loan agreement. The loan agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%.

Under the terms of the new loan, an initial tranche of $8.0 million was advanced on September 28, 2016. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the Company has produced clinical trial data sufficient to file a New Drug Application for its drug candidate CLS-TA for the treatment of non-infectious uveitis. Once the draw period for the remaining $7.0 million has commenced, the Company may draw funds at its discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the loan agreement. The Company is required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020.  A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the initial $8.0 million advanced on September 28, 2016, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the new loan.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the original loan agreement and the loan agreement was $287,000 and $115,000 for the years ended December 31, 2016 and 2015, respectively. Accretion of the scheduled final payment under the original loan agreement and the loan agreement was $283,000 and $101,000 for the years ended December 31, 2016 and 2015, respectively. Accretion of the deferred closing costs under the original loan agreement and the loan agreement was $17,000 and $7,400 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2017	$—	$608	$608
2018	3,200	476	3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$1,863	$9,863

6. Convertible Shareholder Notes Payable

In April 2014, the Company authorized the sale of convertible promissory notes (the “Bridge Notes”) to its existing stockholders, including two of its executive officers and one of its directors in their individual capacities, in the aggregate principal amount of $6.0 million. In April 2014, the Company issued $3.0 million in aggregate principal amount of Bridge Notes. The outstanding notes accrued interest at a rate of 7%, with principal plus interest due upon maturity in April 2015, unless earlier converted. The Bridge Notes were convertible upon the occurrence of a qualified financing which occurred in August 2014, and accordingly the principal and interest under all of the Bridge Notes was converted automatically into an aggregate of 1,137,652 shares of Series B convertible preferred stock in connection with the financing. In connection with the issuance of the Bridge Notes, the Company also issued warrants to the lenders to purchase an aggregate of 112,802 shares of common stock at an exercise price of $0.02 per share. These warrants, which would have otherwise expired upon the closing of the IPO, were automatically net exercised for an aggregate of 112,441 shares of common stock upon the closing of the IPO. Interest expense on the borrowings under the Bridge Notes was $69,000 for the year ended December 31, 2014.

7. Convertible Preferred Stock

As of December 31, 2015, the Company had authorized an aggregate of 20,913,331 shares of Series A, A-1, B and C convertible preferred stock, par value $0.001 per share. Upon the closing of the Company’s IPO, all 20,839,633 shares of the Company’s convertible preferred stock that were issued and outstanding on that date were automatically converted into an aggregate of 9,614,159 shares of its common stock.

The following table summarizes the activity of convertible preferred stock (in thousands, except per share amounts):

									Total
	Series A		Series A-1		Series B		Series C		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Balance at January 1, 2014	5,198,826	$4,040	4,356,931	$7,831	—	$—	—	$—	11,871
Issuance of Series B at $2.69783 per share on August 29, 2014, net of issuance cost of $236	—	—	—	—	4,811,259	11,501	—	—	11,501
Conversion of promissory note and interest payable at $2.69783 per share on August 29, 2014	—	—	—	—	1,197,943	3,232	—	—	3,232
Accretion of redeemable convertible preferred stock to redemption value	—	46	—	27	—	158	—	—	231
Balance at December 31, 2014	5,198,826	4,086	4,356,931	7,858	6,009,202	14,891	—	—	26,835
Issuance of Series C at $3.7917 per share in November and December 2015, net of issuance cost of $46	—	—	—	—	—	—	5,274,674	19,954	19,954
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	42	—	481	—	2	525
Balance at December 31, 2015	5,198,826	4,086	4,356,931	7,900	6,009,202	15,372	5,274,674	19,956	47,314
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	840	—	44	884
Conversion of preferred stock to common stock at closing of IPO	(5,198,826)	(4,086)	(4,356,931)	(7,900)	(6,009,202)	(16,212)	(5,274,674)	(20,000)	(48,198)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	$—

As of December 31, 2016, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

8. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2016 and 2015, there were 24,573,033 and 2,659,262 shares of common stock outstanding, respectively, which excluded 6,478 shares of unvested restricted stock at December 31, 2015. There was no unvested restricted stock as of December 31, 2016.

9. Stock Purchase Warrants

Preferred Stock Warrants

During 2013, in connection with a loan agreement, the Company issued a warrant to the lender to purchase up to 16,550 shares of Series A-1 preferred stock at a price per share of $1.8132. The term of the warrant extended until 10 years from the grant date and the warrant was exercisable at any time during that 10-year period. This warrant was outstanding at December 31, 2015 and had a weighted average remaining life of 6.8 years and a fair value of $58,000. The warrant was automatically converted to a common stock warrant and was net exercised on June 6, 2016, in connection with the IPO, resulting in the issuance of 3,236 shares of common stock.

In April 2015, in connection with the original loan agreement, the Company issued a warrant to the lenders to purchase up to 57,143 shares of Series B preferred stock at a price per share of $3.50. The term of the warrant extends until 10 years from the grant date and the warrant is exercisable at any time during that 10-year period. The warrant was automatically converted into a warrant to purchase 25,974 shares of common stock at an exercise price of $7.70 upon the closing of the IPO. This warrant was outstanding at December 31, 2015 and had a weighted average remaining life of 9.25 years and a fair value of $0.2 million. This warrant was net exercised on October 12, 2016, resulting in the issuance of 17,883 shares of common stock.

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

In September 2016, in connection with the loan agreement, the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a remaining life of 9.75 years as of December 31, 2016.

10. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The Company reserved 1,818,182 shares of common stock for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2016, under the 2016 Plan, options to purchase 1,035,200 shares of the Company’s common stock were outstanding at a weighted average price of $9.72 per share and 782,982 shares remained available for future grant. As of January 1, 2017, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 982,921 shares, representing 4% of the total number of shares of common stock outstanding on January 1, 2017, increasing the number of shares of common stock available for issuance under the 2016 Plan to 1,765,903 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2016, options to purchase 1,191,139 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.32 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$539	$327	$218
General and administrative	775	378	209
Total	$1,314	$705	$427

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the fair value calculation for the underlying common stock for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	97.45%	86.63%	85.64%
Risk-free interest rate	2.20%	2.09%	1.99%
Expected dividend yield	0.00%	0.00%	0.00%

Expected term (in years): The Company utilized the guidance set forth in ASC 718 to determine the expected term of options. The Company utilized the simplified method as prescribed by ASC 718, as the Company does not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to a possible liquidity event.

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Expected stock price volatility: The volatility assumption is based on the historical volatilities of the stock of several public entities that are similar to the Company, as the Company does not have sufficient historical transactions in its own shares on which to base expected volatility. A similar peer group of companies was utilized for 2016 and 2015.

Forfeitures. Forfeitures are estimated such that the Company only recognizes expense for the shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates. The Company has estimated its forfeiture rate to be zero for the periods presented and any expense true-ups for terminated employees have been immaterial.

The following table summarizes the activity related to stock options during the year ended December 31, 2016:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2016	1,261,638	$2.41
Granted	1,052,436	9.70
Exercised	(10,724)	2.84
Cancelled/Forfeited	(59,775)	4.02
Options outstanding at December 31, 2016	2,243,575	5.78

Options exercisable at December 31, 2015	500,797	0.92

Options exercisable at December 31, 2016	789,120	1.55

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2016 (aggregate intrinsic values in thousands):

				Weighted
		Weighted		Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value

$0.02 - $0.40	604,897			6.4	538,368
$3.08 - $6.49	706,242			8.5	245,486
$7.14 - $8.90	829,936			9.9	5,266
$20.16 - $20.84	102,500			10.0	—
	2,243,575	$5.78	$7,086		789,120	$1.55	$5,830

As of December 31, 2016, the Company had $9.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. The intrinsic value is calculated as the difference between the estimated fair market value and the exercise price per share of the stock options. The estimated fair market value per share of common stock as of December 31, 2016 was $8.94 which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The Company reserved 181,818 shares of common stock for issuance under the 2016 ESPP. Additionally, the number of shares reserved for issuance under the 2016 ESPP will automatically increase for a period of ten years, from January 1, 2017 through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. As of January 1, 2017, the number of shares of common stock that may be issued under the 2016 ESPP was automatically increased by 245,730 shares, representing 1% of the total number of shares of common stock outstanding on January 1, 2017, increasing the number of shares of common stock available for issuance under the 2016 ESPP to 427,548 shares. The first offering period for the 2016 ESPP commenced on January 1, 2017.

11. Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2016	2015	2014
Current
Deferred tax asset (liability)
Non-deductible accrued expenses	$358	$230	$20
Deferred rent	1	3	4
Deferred revenue	8	—	—
Valuation allowance	(367)	(233)	(24)
Net current deferred tax asset	$—	$—	$—

Non-current
Deferred tax asset (liability)
Net operating loss carryforwards	$23,391	$14,119	$7,891
Stock compensation expense	101	88	70
Depreciation differences	(13)	(28)	(31)
Federal tax credits	1,232	850	447
State tax credits	301	262	196
Deferred revenue	61	77	0
Deferred rent	—	1	4
Charitable contributions	6	3	3
Valuation allowance	(25,079)	(15,372)	(8,580)
Net non-current deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal tax rate	34.00%	34.00%	34.00%
State tax rate	3.79	4.54	4.41
Permanent difference and other	(1.98)	(1.26)	(1.15)
Tax credit	1.62	2.66	4.54
Valuation allowance	(37.43)	(39.94)	(41.80)
	0.00%	0.00%	0.00%

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses, the deferred tax assets arising from the aforementioned future tax benefits are currently not likely to be realized and, accordingly, are offset by a full valuation allowance. The income tax provision varies from the expected provision determined by applying the federal statutory income tax rate to income (loss). The reasons for the difference in the expected provision, as determined by applying the federal statutory income tax rate to net income (loss) is primarily due to the increase in the deferred income tax valuation allowance of $9.7 million, $7.0 million and $ 4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had net deferred tax assets primarily related to net operating loss carryforwards of $23.3 million, which expire through 2035. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

The U.S. federal statute of limitations remains open for the periods from inception and forward. The Company has not been the subject of examination by the taxing authorities.

The Company has no uncertain tax positions.

12. Commitments and Contingencies

Lease Commitment Summary

The Company leases office space under non-cancelable operating leases which expire in March 2017. The operating leases have renewal options and rent escalation clauses.

In November 2016, the Company signed a new office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia. The lease agreement is for a six and one-half year term with a renewal option for one additional five-year term. Rental payments are $35,145 per month subject to an increase of 3% per year. In addition, the lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises. The Company expects to relocate its corporate headquarters into this new space in March 2017.

Minimum lease payments were as follows at December 31, 2016 (in thousands):

2017	$128
2018	431
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,793

Rent expense, net of sublease income, was $81,000, $150,000 and $198,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

13. License Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027.  The Company recorded $20,000 of license revenue during year ended December 31, 2016 for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC (“Rusnano MedInvest”) and Domain Russia Investments Limited. RMI Investments, which beneficially owned approximately 6% of the Company’s voting securities as of December 31, 2016, is a wholly owned subsidiary of Rusnano MedInvest.

In April 2015, the Company entered into a license and collaboration agreement (the “Spark Agreement”) with Spark Therapeutics, Inc. (“Spark”) under which Spark could acquire the exclusive rights to license the Company’s microinjector technology and access to the SCS within the eye for development and ultimate commercialization of Spark’s gene therapy treatments to be delivered via the microinjector. In conjunction with executing the Spark Agreement, Spark made an upfront, non-refundable payment to the Company of $500,000.

In February 2016, the initial study was completed and Spark elected not to extend the arrangement nor license the technology which terminated the Spark Agreement in accordance with the agreement terms. During the quarter ended March 31, 2016, the

Company recorded as revenue the $500,000 upfront payment as the amount was non-refundable and the Company had no further obligations under the Spark Agreement.

14. Collaborative Agreement

In January 2013, the Company entered into a collaborative research agreement with a stockholder, whereby the parties agreed to conduct feasibility studies for certain compounds. Each party to the collaborative research agreement will bear its own costs, except that certain costs incurred by the Company are limited to a defined maximum amount. The Company incurred research and development costs in relation to the collaborative research agreement of $83,000, $145,000 and $98,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

15. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Government bonds and agency obligations	$23,213	$(8)	$23,205
Commercial paper	12,461	—	12,461
Certificates of deposit	6,579	—	6,579
Corporate bonds	6,567	(5)	6,562
Total available-for-sale investments	$48,820	$(13)	$48,807

16. Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

The Company’s material financial instruments at December 31, 2016 and 2015 consisted primarily of cash and cash equivalents, short-term investments, long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds, commercial paper and agency obligations, to be Level 2 in the fair value hierarchy.  The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale. The Company has determined its stock purchase warrants liability to be Level 3 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2016 and 2015.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$29,928	$—	$—	$29,928
Restricted cash money market	360	—	—	360
Government bonds	19,027	—	—	19,027
Certificates of deposit	—	6,579	—	6,579
Agency obligations	—	4,179	—	4,179
Corporate bonds	—	7,262	—	7,262
Commercial paper	—	16,656	—	16,656
Total financial assets	$49,315	$34,676	$—	$83,991

	December 31, 2015
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$20,283	$—	$—	$20,283
Financial Liabilities:
Stock purchase warrants	$—	$—	$258	$258

Prior to the IPO, the Company estimated the fair value of its warrants to purchase preferred stock using an option pricing model that included three valuation scenarios, a non-IPO scenario and two IPO scenarios. Under the IPO scenarios, the Company calculated the value of the warrant based on a call option of the common share at IPO (assuming the underlying preferred stock would convert to common stock) given the time to exit and the term of the warrants stipulated in the contract. The Company then applied a discount for lack of marketability. Subsequent to the IPO, the Company used the Black-Scholes option pricing model to estimate the fair value of the remaining warrants. The estimates in the Black-Scholes option pricing model are based, in part, on assumptions, including but not limited to the volatility of comparable public companies, the expected life of the warrants, the risk-free interest rate and the fair value of the underlying warrants. Changes in the fair value of the stock purchase warrants were recorded in other expense, net in the statements of operations. The following table summarizes the changes in fair value of the Level 3 liability, stock purchase warrants (in thousands):

	Level 3 Liabilities
	Year Ended December 31,
	2016	2015
Stock purchase warrants
Balance at beginning of period	$258	$42
Issuance of stock purchase warrants	—	164
Exercise of stock purchase warrants	(414)	—
Net increase in fair value remeasurement	156	52
Balance at end of period	$—	$258

17. Net Loss Per Share

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	—	9,472,530	7,074,961
Outstanding stock options	2,243,575	1,261,637	1,098,486
Unvested restricted stock	—	6,485	20,688
Stock purchase warrants	29,796	146,298	900,724
	2,273,371	10,886,950	9,094,859

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2016 and 2015 are as follows (in thousands except per share data):

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$(5,862)	$(5,183)	$(5,311)	$(9,362)
Net loss	$(5,449)	$(5,102)	$(5,645)	$(9,686)
Net loss per share of common stock — basic and diluted	$(2.05)	$(0.62)	$(0.28)	$(0.45)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses	$(3,757)	$(5,170)	$(3,374)	$(5,016)
Net loss	$(3,757)	$(5,327)	$(3,475)	$(5,170)
Net loss per share of common stock — basic and diluted	$(2.07)	$(2.36)	$(1.31)	$(1.95)

19. Subsequent Events

On December 30, 2016, the underwriters of the follow-on offering exercised their option to purchase additional shares and on January 6, 2017, the Company issued 600,000 additional shares of its common stock at a public offering price of $9.00 per share for net proceeds of $5.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit number		Description of document

3.1	*

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	*	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

4.1	*

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916) filed with the SEC on March 18, 2016).

4.2	*

Third Amended and Restated Investor Rights Agreement, dated as of November 23, 2015, by and among the Registrant and certain of its stockholders (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

4.3	*

Form of Warrant to Purchase Common Stock issued to lenders in September 2016 in connection with Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on October 4, 2016).

10.1	*#

License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated as of July 4, 2012, as amended by the First Amendment to License Agreement, dated April 2, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.2	*

Lease Agreement, dated as of March 14, 2012, by and between the Registrant and McDonald Ventures XI, LLC, as amended by the renewal letter from McDonald Ventures XI, LLC to the Registrant, dated March 18, 2014, and by the First Amendment to the Lease Agreement, dated August 22, 2014 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.3	*+

2011 Stock Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.4	*+

Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.5	*+

Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.6	*+	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212014), file with the Commission on June 14, 2016).

10.7	*+

Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.8	*+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.9	*+

Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.10	*#

Collaboration Agreement, dated as of January 31, 2013, by and between the Registrant and Santen Pharmaceutical Co., Ltd., as amended by Amendment No. 1 to Collaboration Agreement, dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.11	*#

Amendment No. 2 to Collaboration Agreement, dated as of April 30, 2015, by and between the Registrant and Santen Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.12	*+

Form of 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.13	*+

Executive Employment Agreement, by and between the Registrant and Daniel H. White, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.14	*+

Executive Employment Agreement, by and between the Registrant and Charles Deignan, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.15	*+

Executive Employment Agreement, by and between the Registrant and Glenn Noronha, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.16	*+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.17	*#

License Agreement, by and between the Registrant and NovaMedica LLC, dated as of August 29, 2014 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.18	*#

Amendment No. 3 to Collaboration Agreement, dated as of March 24, 2016, by and between the Registrant and Santen Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on May 11, 2016).

10.19	*

Amended and Restated Loan and Security Agreement, dated as of September 28, 2016, by and among the Registrant, Silicon Valley Bank, MidCap Funding XIII Trust and MidCap Financial Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on October 4, 2016).

10.20	*

Office Lease Agreement, dated November 21, 2016, by and between the Registrant and BRE/COH GA LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on November 23, 2016).

10.21		Second Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated December 12, 2016.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page).

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
*	Previously filed.

(b) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ Daniel H. White
March 16, 2017		Daniel H. White President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel H. White and Charles A. Deignan, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Clearside Biomedical, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel H. White Daniel H. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2017

/s/Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 16, 2017

/s/Clay B. Thorp Clay B. Thorp	Director	March 16, 2017

/s/William D Humphries William D. Humphries	Director	March 16, 2017

/s/Evgeny Zaytsev, M.D. Evgeny Zaytsev, M.D.	Director	March 16, 2017

/s/Gerald D. Cagle, Ph. D. Gerald D. Cagle, Ph.D.	Director	March 16, 2017

/s/Derek Yoon Derek Yoon	Director	March 16, 2017

/s/Richard Croarkin Richard Croarkin	Director	March 16, 2017

Exhibit index

Exhibit number		Description of document

3.1	*

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	*	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

4.1	*

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916) filed with the SEC on March 18, 2016).

4.2	*

Third Amended and Restated Investor Rights Agreement, dated as of November 23, 2015, by and among the Registrant and certain of its stockholders (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

4.3	*

Form of Warrant to Purchase Common Stock issued to lenders in September 2016 in connection with Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on October 4, 2016).

10.1	*#

License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated as of July 4, 2012, as amended by the First Amendment to License Agreement, dated April 2, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.2	*

Lease Agreement, dated as of March 14, 2012, by and between the Registrant and McDonald Ventures XI, LLC, as amended by the renewal letter from McDonald Ventures XI, LLC to the Registrant, dated March 18, 2014, and by the First Amendment to the Lease Agreement, dated August 22, 2014 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.3	*+

2011 Stock Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.4	*+

Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.5	*+

Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.6	*+	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212014), file with the Commission on June 14, 2016).

10.7	*+

Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.8	*+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.9	*+

Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.10	*#

Collaboration Agreement, dated as of January 31, 2013, by and between the Registrant and Santen Pharmaceutical Co., Ltd., as amended by Amendment No. 1 to Collaboration Agreement, dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.11	*#

Amendment No. 2 to Collaboration Agreement, dated as of April 30, 2015, by and between the Registrant and Santen Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.12	*+

Form of 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.13	*+

Executive Employment Agreement, by and between the Registrant and Daniel H. White, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.14	*+

Executive Employment Agreement, by and between the Registrant and Charles Deignan, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.15	*+

Executive Employment Agreement, by and between the Registrant and Glenn Noronha, dated as of January 1, 2015 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.16	*+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.17	*#

License Agreement, by and between the Registrant and NovaMedica LLC, dated as of August 29, 2014 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.18	*#

Amendment No. 3 to Collaboration Agreement, dated as of March 24, 2016, by and between the Registrant and Santen Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on May 11, 2016).

10.19	*

Amended and Restated Loan and Security Agreement, dated as of September 28, 2016, by and among the Registrant, Silicon Valley Bank, MidCap Funding XIII Trust and MidCap Financial Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on October 4, 2016).

10.20	*

Office Lease Agreement, dated November 21, 2016, by and between the Registrant and BRE/COH GA LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on November 23, 2016).

10.21		Second Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated December 12, 2016.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page).

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
*	Previously filed.