Form 10-Q
period 2017-03-31
Clearside Biomedical, Inc.
filed 2017-05-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37783

Clearside Biomedical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2437375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 North Point Parkway, Suite 200 Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

(678) 270-3631

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 25,300,016 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$22,989	$34,824
Short-term investments	54,462	48,807
Prepaid expenses	2,511	396
Other current assets	522	290
Total current assets	80,484	84,317
Property and equipment, net	1,010	94
Restricted cash	360	360
Other assets	104	42
Total assets	$81,958	$84,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,716	$2,594
Accrued liabilities	1,541	2,791
Current portion of long-term debt	800	—
Current portion of deferred rent	109	3
Other current liabilities	20	20
Total current liabilities	7,186	5,408
Long-term debt	6,891	7,586
Deferred rent	563	—
Deferred revenue	155	160
Total liabilities	14,795	13,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 25,300,016 and 24,573,033 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	142,777	136,892
Accumulated deficit	(75,618)	(65,245)
Accumulated other comprehensive loss	(21)	(13)
Total stockholders’ equity	67,163	71,659
Total liabilities and stockholders’ equity	$81,958	$84,813

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
License revenue	$5	$505
Operating expenses:
Research and development	7,590	4,589
General and administrative	2,671	1,273
Total operating expenses	10,261	5,862
Loss from operations	(10,256)	(5,357)
Other expense, net	(117)	(92)
Net loss	$(10,373)	$(5,449)
Net loss per share of common stock — basic and diluted	$(0.41)	$(2.05)
Weighted average shares outstanding — basic and diluted	25,250,333	2,660,370

Net loss	$(10,373)	$(5,449)
Unrealized loss on available-for-sale investments	(8)	—
Comprehensive loss	$(10,381)	$(5,449)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(10,373)	$(5,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	17
Share-based compensation expense	752	260
Non-cash interest expense	52	38
Accretion of debt discount	53	21
Change in fair value of warrant liability	—	(2)
Amortization and accretion on available-for-sale investments, net	18	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,305)	119
Other assets	(62)	(6)
Accounts payable and accrued liabilities	872	1,114
Deferred revenue	(5)	(505)
Deferred rent	(10)	(3)
Net cash used in operating activities	(10,978)	(4,396)
Investing activities
Purchase of available-for-sale investments	(12,656)	—
Maturities of available-for-sale investments	6,975	—
Acquisition of property and equipment	(309)	—
Net cash used in investing activities	(5,990)	—
Financing activities
Proceeds from follow-on public offering, net of issuance costs	5,057	—
Proceeds from exercise of stock options	76	—
Net cash provided by financing activities	5,133	—
Net decrease in cash and cash equivalents	(11,835)	(4,396)
Cash and cash equivalents, beginning of period	34,824	20,283
Cash and cash equivalents, end of period	$22,989	$15,887
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$637	$—
Unpaid property and equipment in accounts payable	117	—
Unpaid initial public offering costs in accounts payable and accrued expenses	—	384
Accretion of redeemable convertible preferred stock to redemption value	—	72

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

Liquidity

The Company has funded its operations primarily through the proceeds of its public offerings of common stock, sale of convertible preferred stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $77.5 million as of March 31, 2017 and cumulative net cash flows used in operating activities of $66.8 million and cumulative net losses of $75.6 million through March 31, 2017. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while still advancing clinical trials for key product candidates and expects that the cash on hand as of March 31, 2017 will be sufficient to fund its operations into the fourth quarter of 2018.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2017, statements of operations and comprehensive loss for the three ended March 31, 2017 and 2016 and statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2017 and its results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2016 are unaudited. The results for the three months ended March 31, 2017 are not indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the accounting for useful lives to calculate depreciation and amortization, clinical trial estimates and related accrued liabilities, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

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

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense. No material adjustments to these estimates have been recorded in these financial statements.

Share-Based Compensation

The Company recognizes compensation costs related to stock options and restricted stock granted to employees, directors and consultants ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is re-measured each period until the related service is complete. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying employees’ roles within the Company.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which addresses diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its statement of cash flows.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The standard allows the Company to use either a full retrospective or a modified retrospective method to adopt ASU 2014-09. The Company expects to adopt ASU 2014-09 using the modified retrospective method and is currently evaluating the effect this standard may have on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2017	December 31, 2016
Furniture and fixtures	5	$276	$69
Machinery and equipment	5	121	121
Computer equipment	3	41	27
Leasehold improvements	Lesser of useful life or remaining lease term	667	45

		1,105	262
Less: Accumulated depreciation		(95)	(168)
		$1,010	$94

In connection with the Company’s relocation to its new corporate headquarters (see Note 9), the Company wrote off $45,000 of fully amortized leasehold improvements. In addition, the Company wrote off $58,000 of fully depreciated furniture and fixtures that were not re-located to the new corporate headquarters.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued research and development	$646	$1,153
Accrued bonuses	244	870
Accrued professional fees	143	410
Accrued vacation	137	72
Accrued interest payable	54	52
Accrued expense	317	234
	$1,541	$2,791

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

Under the terms of the loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the Company has produced clinical trial data sufficient to file a New Drug Application for its product candidate CLS-TA for the treatment of macular edema associated with non-infectious uveitis. Once the draw period for the remaining $7.0 million has commenced, the Company may draw funds at its discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the loan agreement. The Company is required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020.  A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the initial $8.0 million advanced on September 28, 2016, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the loan agreement.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements was $156,000 and $45,500 for the three months ended March 31, 2017 and 2016, respectively. Accretion of the scheduled final payment was $52,000 and $38,000 for the three months ended March 31, 2017 and 2016, respectively. Accretion of the deferred closing costs was $53,000 and $21,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2017	$—	$458	$458
2018	3,200	476	3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$1,713	$9,713

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2017 and December 31, 2016, there were 25,300,016 and 24,573,033 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In April 2015, in connection with the original loan agreement (see Note 5), the Company issued a warrant to SVB to purchase up to 57,143 shares of Series B preferred stock at a price per share of $3.50. The term of the warrant extends until 10 years from the grant date and the warrant is exercisable at any time during that 10-year period. The warrant was automatically converted into a warrant to purchase 25,974 shares of common stock at an exercise price of $7.70 upon the closing of the Company’s initial public offering. This warrant had a fair value of $0.2 million and was net exercised on October 12, 2016, resulting in the issuance of 17,883 shares of common stock.

In September 2016, in connection with the loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and have a weighted average remaining life of 9.5 years as of March 31, 2017.

8. Share-Based Compensation

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation.

Stock Options

The Company has granted stock option awards to employees, directors and consultants from its 2011 Stock Incentive Plan (the “2011 Plan”) and its 2016 Equity Incentive Plan (the “2016 Plan”). The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards. Options granted to non-employees are re-measured at each financial reporting period until required services are performed.

The following table summarizes the activity related to stock options during the three months ended March 31, 2017:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2017	2,243,575	$5.78
Granted	62,500	7.65
Exercised	(126,983)	0.60
Options outstanding at March 31, 2017	2,179,092	6.14

Options exercisable at December 31, 2016	500,797	0.92

Options exercisable at March 31, 2017	726,362	1.84

As of March 31, 2017, the Company had $9.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.4 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date.

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan and shares purchased under the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$325	$132
General and administrative	427	128
Total	$752	$260

9. Commitments and Contingencies

Lease Commitment Summary

The Company had previously leased office space under non-cancelable operating leases which expired in March 2017.

In November 2016, the Company signed a new office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The lease agreement is for a 6.5 year term with a renewal option for one additional five-year term. Rental payments are $35,145 per month subject to an increase of 3% per year. Rent expense under this lease is recognized on a straight-line basis over the term of the lease. In addition, the lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises. The Company relocated to this new space in March 2017.

Minimum lease payments are as follows at March 31, 2017 (in thousands):

2017	$105
2018	431
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,770

Rent expense was $39,000 and $20,000 for three months ended March 31, 2017 and 2016, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. The Company recorded $5,000 of license revenue during each of the three months ended March 31, 2017 and 2016, for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

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

In February 2016, the initial study was completed and Spark elected not to extend the arrangement nor license the technology which terminated the Spark Agreement in accordance with its terms. During the quarter ended March 31, 2016, the Company recorded as revenue the $500,000 upfront payment as the amount was non-refundable and the Company had no further obligations under the Spark Agreement.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments as of March 31, 2017 (in thousands):

	March 31, 2017
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Government bonds and agency obligations	$26,190	$(16)	$26,174
Commercial paper	12,369	—	12,369
Certificates of deposit	7,314	—	7,314
Corporate bonds	8,610	(5)	8,605
Total available-for-sale investments	$54,483	$(21)	$54,462

12. Fair Value Measurements

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

The Company’s material financial instruments at March 31, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds, commercial paper and agency obligations, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$16,990	$—	$—	$16,990
Restricted cash money market	360	—	—	360
Government bonds	22,004	—	—	22,004
Agency obligations	—	4,170	—	4,170
Certificates of deposit	—	7,314	—	7,314
Corporate bonds	—	11,607	—	11,607
Commercial paper	—	15,366	—	15,366
Total financial assets	$39,354	$38,457	$—	$77,811

	December 31, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$29,928	$—	$—	$29,928
Restricted cash money market	360	—	—	360
Government bonds	19,027	—	—	19,027
Certificates of deposit	—	6,579	—	6,579
Agency obligations	—	4,179	—	4,179
Corporate bonds	—	7,262	—	7,262
Commercial paper	—	16,656	—	16,656
Total financial assets	$49,315	$34,676	$—	$83,991

13. Net Loss Per Share

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended March 31,
	2017	2016
Outstanding stock options	2,179,092	1,278,872
Stock purchase warrants	29,796	146,298
Convertible preferred stock	—	9,472,530
Unvested restricted stock	—	3,693
	2,208,888	10,901,393

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

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

We are developing CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally for the treatment of patients with non-infectious uveitis. We are currently enrolling patients with macular edema associated with non-infectious uveitis in a pivotal Phase 3 clinical trial. We expect to enroll approximately 150 patients in this trial and to report data in early 2018. We believe, based on our end-of-Phase 2 review with the Food and Drug Administration, or FDA, in May 2015, that only one Clearside-sponsored, pivotal Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA.

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

We have recently expanded our CLS-TA development programs to include another retinal vascular condition known as diabetic macular edema, or DME. In November 2016, we began enrolling patients with DME in an open-label, multi-center Phase 1/2 clinical trial to obtain safety data, and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period.  We completed enrollment of this trial in April 2017 and expect to release preliminary results in the second half of 2017. We also intend to commence a Phase 2 clinical trial in DME in mid-2017 to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as compared to intravitreal Eylea alone. We expect to report three-month preliminary data from this trial in the first half of 2018. We are also conducting preclinical studies of another product candidate for injection with our SCS Microinjector for the potential treatment of neovascular age-related macular degeneration, also known as wet AMD.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been primarily focused on undertaking preclinical studies and conducting clinical trials of our most advanced product candidates. To date, we have not generated any revenue, other than license revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2017, we had an accumulated deficit of $75.6 million. We recorded net losses of $10.4 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

•

complete our ongoing Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis, our ongoing Phase 3 clinical trial of CLS-TA with Eylea for the treatment of macular edema associated with RVO and our ongoing Phase 1/2 clinical trial of CLS-TA with or without intravitreal Eylea for the treatment of DME;

•

initiate our planned clinical trials, including our Phase 2 clinical trial of CLS-TA with intravitreal Eylea for the treatment of DME, as well as future clinical trials for these programs, if necessary;

•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional non-clinical and clinical, manufacturing, medical and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

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

For the three months ended March 31, 2017, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates.

The following table shows our research and development expenses by type of activity for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
CLS-TA (uveitis program):
Direct non-clinical	$935	$90
Direct clinical	2,646	1,547
Total	3,581	1,637
CLS-TA (RVO program):
Direct non-clinical	—	1
Direct clinical	1,935	876
Total	1,935	877
CLS-TA (DME program):
Direct non-clinical	—	—
Direct clinical	140	—
Total	140	—
Wet AMD program:
Direct non-clinical	247	1,142
Direct clinical	—	—
Total	247	1,142
Unallocated	1,687	933
Total research and development expense	$7,590	$4,589

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•

the costs associated with process development, scale-up and manufacturing of CLS-TA and the microinjector for clinical trials and for requirements associated with regulatory filings associated with approval;

•	the number of trials required for approval and any requirement for extension trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with NASDAQ listing rules and Securities and Exchange Commission, or SEC, requirements, director and officer insurance, and investor and public relations costs.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents and short-term investments. Interest income is not considered significant to our financial statements, but we expect our interest income to increase as we invest the net proceeds from our initial public offering and follow-on public offering pending their use in operations.

Other expense consists of interest accrued under the loan agreements, and in 2016, changes in the value of the stock purchase warrant liability, described in the footnotes to our financial statements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		Period-to-Period
	2017	2016	Change
	(in thousands)
License revenue	$5	$505	$(500)
Operating expenses:
Research and development	7,590	4,589	3,001
General and administrative	2,671	1,273	1,398
Total operating expenses	10,261	5,862	4,399
Loss from operations	(10,256)	(5,357)	(4,899)
Other expense, net	(117)	(92)	(25)
Net loss	$(10,373)	$(5,449)	$(4,924)

Revenue. In each of the three months ended March 31, 2017 and 2016, we recognized $5,000 of revenue associated with our agreement with NovaMedica. In the three months ended March 31, 2016, we also recognized $0.5 million of revenue associated with our license and collaboration agreement with Spark.

Research and development. Research and development expense increased by $3.0 million, from $4.6 million for the three months ended March 31, 2016 to $7.6 million for the three months ended March 31, 2017, an increase of 65%. This was primarily attributable to a $1.6 million increase in costs related to the ongoing Phase 3 clinical trial for CLS-TA for the treatment of macular edema associated with non-infectious uveitis, a $1.9 million increase for costs related to the ongoing Phase 3 clinical trial for CLS-TA for the treatment of macular edema associated with RVO, a $0.1 million increase related to the DME program, a $0.8 million increase in device and drug manufacturing costs and a $0.5 million increase in employee-related costs. These increases were partially offset by a $1.4 million decrease resulting from the completion in 2016 of the Phase 2 clinical trials for CLS-TA and a $0.9 million decrease in costs resulting from the discontinuation of axitinib preclinical development as part of our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $1.4 million, from $1.3 million for the three months ended March 31, 2016 to $2.7 million for the three months ended March 31, 2017.The increase was primarily attributable to an increase of $0.5 million of employee-related costs, a $0.2 million increase in patent and trademark costs, a $0.2 million increase for marketing expenses and a $0.3 million increase in the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation in the three months ended March 31, 2017 as compared to the same period in the prior year.

Other expense, net. Other expense, net for the three months ended March 31, 2017 and 2016 was $0.1 million, in each case primarily consisting of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of our public offerings of common stock, sale of convertible preferred stock and the issuance of long-term debt. As of March 31 2017, we had cash, cash equivalents and short-term investments of $77.5 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2017, our funds were held in cash, money market funds, certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations.

On September 28, 2016, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders.  The Loan Agreement amended and restated in its entirety our prior loan and security agreement with SVB. The Loan Agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The remaining $7.0 million will become available beginning on the later of (i) September 30, 2017 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that we have produced clinical trial data sufficient to file an NDA for CLS-TA for the treatment of macular edema associated with non-infectious uveitis. Once the draw period for the remaining $7.0 million has commenced, we may draw funds at our discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the Loan Agreement. We are required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans for any prepayment prior to September 28, 2017 or (ii) 2% of the original principal amount of the aggregate term loans for any prepayment between September 28, 2017 and May 31, 2020. A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

In connection with the prior loan agreement, we issued a warrant to SVB to purchase 25,974 shares of our convertible preferred stock at an exercise price of $7.70 per share. These warrants were net exercised in October 2016.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-TA or any future product candidates, although we will require additional funding to complete our planned Phase 3 clinical program for CLS-TA in RVO patients. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(10,978)	$(4,396)
Investing activities	(5,990)	—
Financing activities	5,133	—
Net change in cash and cash equivalents	$(11,835)	$(4,396)

During the three months ended March 31, 2017 and 2016, our operating activities used net cash of $11.0 million and $4.4 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to higher research and development expenses for our Phase 3 clinical trials of CLS-TA in patients with macular edema associated with uveitis and RVO.

During the three months ended March 31, 2017, our net cash used by investing activities was $6.0 million. This was the result of purchases of short-term, available-for-sale investments including certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations. During the three months ended March 31, 2016, we did not engage in any investing activities.

During the three months ended March 31, 2017, our net cash provided by financing activities was $5.1 million and was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016. During the three months ended March 31, 2016, we did not engage in any financing activities.

Contractual Obligations

As of March 31, 2017, there were no significant changes to our contractual obligations from those presented as of December 31, 2016 in our Annual Report on Form 10-K.

We have no material non-cancelable purchase commitments with contract manufactures or service providers, as we have generally contracted on a cancelable purchase order basis.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Item 1, “Financial Statements – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $23.0 million and $34.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of March 31, 2017 and December 31, 2016, we had short-term investments of $54.5 million and $48.8 million, respectively. The short-term investments include certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in a $20,000 and $80,000 increase in interest expense for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017. There have been no material changes to the risk factors described in that report

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 1, 2016, as filed with the SEC, except that we no longer expect to use the proceeds from our IPO to prepare an IND and complete a Phase 1/2 clinical trial for our wet AMD program.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: May 10, 2017	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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