Form 10-Q
period 2017-06-30
Clearside Biomedical, Inc.
filed 2017-08-11
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 25,336,482 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,675	$34,824
Short-term investments	49,360	48,807
Prepaid expenses	675	396
Other current assets	292	290
Total current assets	67,002	84,317
Property and equipment, net	963	94
Restricted cash	360	360
Other assets	90	42
Total assets	$68,415	$84,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,732	$2,594
Accrued liabilities	1,639	2,791
Current portion of long-term debt	1,600	—
Current portion of deferred rent	145	3
Other current liabilities	20	20
Total current liabilities	7,136	5,408
Long-term debt	6,196	7,586
Deferred rent	607	—
Deferred revenue	150	160
Total liabilities	14,089	13,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 25,336,482 and 24,573,033 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	143,715	136,892
Accumulated deficit	(89,391)	(65,245)
Accumulated other comprehensive loss	(23)	(13)
Total stockholders’ equity	54,326	71,659
Total liabilities and stockholders’ equity	$68,415	$84,813

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
License and collaboration revenue	$130	$5	$135	$510
Operating expenses:
Research and development	11,478	4,213	19,068	8,802
General and administrative	2,290	970	4,961	2,243
Total operating expenses	13,768	5,183	24,029	11,045
Loss from operations	(13,638)	(5,178)	(23,894)	(10,535)
Other (expense) income, net	(135)	76	(252)	(16)
Net loss	$(13,773)	$(5,102)	$(24,146)	$(10,551)
Net loss per share of common stock — basic and diluted	$(0.54)	$(0.62)	$(0.96)	$(1.94)
Weighted average shares outstanding — basic and diluted	25,309,966	8,243,864	25,280,314	5,452,105

Net loss	$(13,773)	$(5,102)	$(24,146)	$(10,551)
Unrealized loss on available-for-sale investments	(2)	—	(10)	—
Comprehensive loss	$(13,775)	$(5,102)	$(24,156)	$(10,551)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(24,146)	$(10,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	32
Share-based compensation expense	1,531	494
Non-cash interest expense	105	70
Accretion of debt discount	105	40
Change in fair value of warrant liability	—	(156)
Amortization and accretion on available-for-sale investments, net	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(239)	(555)
Other assets	(48)	744
Accounts payable and accrued liabilities	(14)	518
Deferred revenue	(10)	(510)
Deferred rent	70	(5)
Net cash used in operating activities	(22,529)	(9,879)
Investing activities
Purchase of available-for-sale investments	(25,603)	—
Maturities of available-for-sale investments	25,010	—
Acquisition of property and equipment	(319)	—
Net cash used in investing activities	(912)	—
Financing activities
Proceeds from follow-on public offering, net of issuance costs	5,057	—
Proceeds from exercise of stock options	195	—
Proceeds from shares issued under employee stock purchase plan	40	—
Proceeds from initial public offering, net of issuance costs	—	45,275
Principal payments made on long-term debt	—	(400)
Net cash provided by financing activities	5,292	44,875
Net (decrease) increase in cash and cash equivalents	(18,149)	34,996
Cash and cash equivalents, beginning of period	34,824	20,283
Cash and cash equivalents, end of period	$16,675	$55,279
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$637	$—
Conversion of convertible preferred stock to common stock	—	48,198
Reclassification of deferred initial public offering costs	—	1,597
Unpaid initial public offering costs in accounts payable and accrued expenses	—	334
Accretion of redeemable convertible preferred stock to redemption value	—	883

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

The Company had cash, cash equivalents and short-term investments of $66.0 million as of June 30, 2017. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while still advancing clinical trials for key product candidates and expects that the cash on hand as of June 30, 2017 will be sufficient to fund its operations into the fourth quarter of 2018.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2017, statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 and statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. The results for the three and six months ended June 30, 2017 are not indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and nonclinical studies;
•	costs associated with nonclinical and clinical development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense. No material adjustments to these estimates have been recorded in these financial statements.

Share-Based Compensation

The Company recognizes compensation costs related to stock options and restricted stock granted to employees, directors and consultants ratably over the requisite service period, which in most cases is the vesting period of the award for employees, based on the estimated fair value of the awards on the date of grant. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the awards granted to non-employees is re-measured each period until the related service is complete. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of certificates of deposit, commercial paper, corporate and government bonds and government agency securities. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss) until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The guidance simplifies the presentation of deferred income taxes. The guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this standard prospectively, effective January 1, 2017, and the adoption did not have a material impact on its financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09. The one year deferral of the effective date of this standard changes the effective date for the Company to January 1, 2018. Early adoption is permitted, but not before the original effective date. The standard allows the Company to use either a full retrospective or a modified retrospective method to adopt ASU 2014-09. The Company expects to adopt ASU 2014-09 using the modified retrospective method and is currently evaluating the effect this standard may have on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2017	December 31, 2016
Furniture and fixtures	5	$286	$69
Machinery and equipment	5	121	121
Computer equipment	3	41	27
Leasehold improvements	Lesser of useful life or remaining lease term	667	45

		1,115	262
Less: Accumulated depreciation		(152)	(168)
		$963	$94

In connection with the Company’s relocation to its new corporate headquarters (see Note 9), the Company wrote off $45,000 of fully amortized leasehold improvements. In addition, the Company wrote off $58,000 of fully depreciated furniture and fixtures that were not re-located to the new corporate headquarters.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued research and development	$576	$1,153
Accrued bonuses	471	870
Accrued professional fees	179	410
Accrued vacation	148	72
Accrued interest payable	54	52
Accrued expense	211	234
	$1,639	$2,791

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

Interest expense on the borrowings under the loan agreements was $162,000 and $44,000 for the three months ended June 30, 2017 and 2016, respectively, and $317,000 and $89,000 for the six months ended June 30, 2017 and 2016, respectively. Accretion of the scheduled final payment was $53,000 and $36,000 for the three months ended June 30, 2017 and 2016, respectively, and $105,000 and $74,000 for the six months ended June 30, 2017 and 2016, respectively. Accretion of the deferred debt issuance costs was $53,000 and $14,000 for the three months ended June 30, 2017 and 2016, respectively, and $105,000 and $36,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2017	$—	$307	$307
2018	3,200	476	3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$1,562	$9,562

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2017 and December 31, 2016, there were 25,336,482 and 24,573,033 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In April 2015, in connection with the original loan agreement (see Note 5), the Company issued a warrant to SVB to purchase up to 57,143 shares of Series B preferred stock at a price per share of $3.50. The term of the warrant extends until 10 years from the grant date and the warrant is exercisable at any time during that 10-year period. The warrant was automatically converted into a warrant to purchase 25,974 shares of common stock at an exercise price of $7.70 in June 2016 upon the closing of the Company’s initial public offering. This warrant had a fair value of $0.2 million and was net exercised on October 12, 2016, resulting in the issuance of 17,883 shares of common stock.

In September 2016, in connection with the loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and have a weighted average remaining life of 9.25 years as of June 30, 2017.

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

The following table summarizes the activity related to stock options during the six months ended June 30, 2017:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2017	2,243,575	$5.78
Granted	171,250	8.22
Exercised	(158,322)	1.22
Forfeited	(21,125)	7.38
Options outstanding at June 30, 2017	2,235,378	6.28

Options exercisable at December 31, 2016	500,797	0.92

Options exercisable at June 30, 2017	751,922	1.88

As of June 30, 2017, the Company had $9.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. During the six months ended June 30, 2017, the Company issued 5,127 shares of common stock purchased under the 2016 ESPP.

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan and shares purchased under the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$332	$108	$657	$240
General and administrative	447	125	874	253
Total	$779	$233	$1,531	$493

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

Total future minimum lease payments were as follows at June 30, 2017 (in thousands):

Year Ending December 31,
2017	$105
2018	431
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,770

Rent expense was $58,000 and $20,000 for three months ended June 30, 2017 and 2016, respectively, and $98,000 and $41,000 for the six months ended June 30, 2017 and 2016, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter of 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. The Company recorded $5,000 and $10,000 of license revenue during each of the three and six months ended June 30, 2017 and 2016, respectively, for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

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

In February 2016, the initial study was completed and Spark elected not to extend the arrangement nor license the technology which terminated the Spark Agreement in accordance with its terms. During the six months ended June 30, 2016, the Company recorded as revenue the $500,000 upfront payment as the amount was non-refundable and the Company had no further obligations under the Spark Agreement.

The Company has periodically entered into other short-term collaboration agreements to evaluate the potential use of its proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $125,000 of revenue from these collaboration agreements during each of the three and six months ended June 30, 2017.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	June 30, 2017
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Government bonds and agency obligations	$24,665	$(15)	$24,650
Commercial paper	9,882	—	9,882
Certificates of deposit	6,838	—	6,838
Corporate bonds	7,998	(8)	7,990
Total available-for-sale investments	$49,383	$(23)	$49,360

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

The Company’s material financial instruments at June 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds, commercial paper and agency obligations, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$8,185	$—	$—	$8,185
Restricted cash money market	360	—	—	360
Government bonds	22,984	—	—	22,984
Agency obligations	—	6,160	—	6,160
Certificates of deposit	—	6,838	—	6,838
Corporate bonds	—	7,990	—	7,990
Commercial paper	—	13,878	—	13,878
Total financial assets	$31,529	$34,866	$—	$66,395

	December 31, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$29,928	$—	$—	$29,928
Restricted cash money market	360	—	—	360
Government bonds	19,027	—	—	19,027
Certificates of deposit	—	6,579	—	6,579
Agency obligations	—	4,179	—	4,179
Corporate bonds	—	7,262	—	7,262
Commercial paper	—	16,656	—	16,656
Total financial assets	$49,315	$34,676	$—	$83,991

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding stock options	2,235,378	1,258,420	2,235,378	1,258,420
Stock purchase warrants	29,796	25,974	29,796	25,974
Unvested restricted stock	—	1,281	—	1,281
	2,265,174	1,285,675	2,265,174	1,285,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016 appearing in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

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

We are developing CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally for the treatment of patients with non-infectious uveitis. We have completed enrollment of 160 patients with macular edema associated with non-infectious uveitis in a pivotal Phase 3 clinical trial, which we refer to as PEACHTREE, and expect to report top-line data from this trial in the first quarter of 2018. We believe, based on our end-of-Phase 2 review with the Food and Drug Administration, or FDA, in May 2015, that only one Clearside-sponsored, pivotal Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA.

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

We have completed a Phase 2 clinical trial in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received a concomitant suprachoroidal injection of CLS-TA and an intravitreal injection of Eylea and 23 patients in the control arm initially received only an intravitreal injection of Eylea. The objective of the trial was to determine whether patients receiving CLS-TA together with Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. Based on the results of this trial and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we initiated a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017.

We have recently expanded our CLS-TA development programs to include another retinal vascular condition known as diabetic macular edema, or DME. In November 2016, we began enrolling patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data, and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period.  We completed enrollment of this trial in April 2017 and expect to release preliminary results in the second half of 2017. We also commenced a Phase 2 clinical trial in DME, which we refer to as TYBEE, in the second quarter of 2017 to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as compared to intravitreal Eylea alone. We expect to report three-month preliminary data from this trial in the first half of 2018.

We are also conducting nonclinical studies of another product candidate for injection with our SCS Microinjector for the potential treatment of neovascular age-related macular degeneration, also known as wet AMD.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been primarily focused on undertaking nonclinical studies and conducting clinical trials of our most advanced product candidates. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2017, we had an accumulated deficit of $89.4 million. We recorded net losses of $13.8 million and $5.1 million for the three months ended June 30, 2017 and 2016, respectively, and $24.1 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

•	complete our ongoing PEACHTREE, SAPPHIRE, HULK and TYBEE clinical trials;
•	initiate our planned future clinical trials, including our second Phase 3 clinical trial of CLS-TA with Eylea for the treatment of macular edema associated with RVO;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional non-clinical and clinical, manufacturing, medical and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. The only revenue we have derived, consisting primarily of $0.5 million in the first quarter of 2016, has been from up-front payments in connection with out-licensing our proprietary microinjection technology for SCS drug administration to third-party strategic collaborators. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Therapeutics, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark. In the second quarter of 2017, we entered into additional collaboration agreements to evaluate the potential use of our proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. We recognized $125,000 in collaboration revenue during the three and six months ended June 30, 2017.

Research and Development

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our nonclinical and clinical product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations and consultants that conduct clinical trials and nonclinical studies;
•	costs associated with nonclinical activities and development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for our research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

For the three and six months ended June 30, 2017, substantially all of our research and development expenses were related to the non-clinical and clinical development of our product candidates.

The following table shows our research and development expenses by program for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CLS-TA (uveitis program)	$2,623	$2,182	$6,203	$3,819
CLS-TA (RVO program)	5,764	541	7,699	1,418
CLS-TA (DME program)	805	—	945	—
Wet AMD program	—	467	247	1,609
Total	9,192	3,190	15,094	6,846
Unallocated	2,286	1,023	3,974	1,956
Total research and development expense	$11,478	$4,213	$19,068	$8,802

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we progress our product candidates through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future nonclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Other expense primarily consists of interest accrued under the loan agreements and in 2016, changes in the value of the stock purchase warrant liability, described in the footnotes to our financial statements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Period-to-Period
	2017	2016	Change
	(in thousands)
License and collaboration revenue	$130	$5	$125
Operating expenses:
Research and development	11,478	4,213	7,265
General and administrative	2,290	970	1,320
Total operating expenses	13,768	5,183	8,585
Loss from operations	(13,638)	(5,178)	(8,460)
Other (expense) income, net	(135)	76	(211)
Net loss	$(13,773)	$(5,102)	$(8,671)

Revenue. In each of the three months ended June 30, 2017 and 2016, we recognized $5,000 of revenue associated with our agreement with NovaMedica. In the three months ended June 30, 2017, we also recognized $125,000 of revenue associated with our other collaboration agreements.

Research and development. Research and development expense increased by $7.3 million, from $4.2 million for the three months ended June 30, 2016 to $11.5 million for the three months ended June 30, 2017. This was primarily attributable to a $6.6 million increase in costs related to our ongoing PEACHTREE and SAPPHIRE clinical trials, and the initiation of our TYBEE clinical trial, as well as a $0.8 million increase in other research and development activities and a $0.6 million increase in employee-related costs. These increases were partially offset by a $0.6 million decrease resulting from the completion in 2016 of the Phase 2 clinical trials for CLS-TA and a $0.5 million decrease in costs resulting from the discontinuation of axitinib nonclinical development as part of our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $1.3 million, from $1.0 million for the three months ended June 30, 2016 to $2.3 million for the three months ended June 30, 2017.The increase was primarily attributable to an increase of $0.6 million of employee-related costs, a $0.2 million increase for marketing expenses and a $0.5 million increase related to the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation in the three months ended June 30, 2017 as compared to the same period in the prior year.

Other (expense) income, net. Other expense, net for the three months ended June 30, 2017 was $135,000, primarily consisting of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments. Other income, net for the three months ended June30, 2016 was $76,000, primarily the result of a decrease in the mark-to-market warrant liability.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth our results of operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Period-to-Period
	2017	2016	Change
	(in thousands)
License and collaboration revenue	$135	$510	$(375)
Operating expenses:
Research and development	19,068	8,802	10,266
General and administrative	4,961	2,243	2,718
Total operating expenses	24,029	11,045	12,984
Loss from operations	(23,894)	(10,535)	(13,359)
Other expense, net	(252)	(16)	(236)
Net loss	$(24,146)	$(10,551)	$(13,595)

Revenue. In each of the six months ended June 30, 2017 and 2016, we recognized $10,000 of revenue associated with our agreement with NovaMedica. In the six months ended June 30, 2017, we also recognized $125,000 of revenue associated with our other collaboration agreements. In the six months ended June 30, 2016, we also recognized $0.5 million of revenue associated with our license and collaboration agreement with Spark.

Research and development. Research and development expense increased by $10.3 million, from $8.8 million for the six months ended June 30, 2016 to $19.1 million for the six months ended June 30, 2017. This was primarily attributable to a $10.2 million increase in costs related to our ongoing PEACHTREE and SAPPHIRE clinical trials and the initiation of our TYBEE clinical trial, as well as a $0.9 million increase in the cost of producing drug product for the registration batches to support an NDA filing, a $0.8 million increase in other research and development activities, and a $1.1 million increase in employee-related costs. These increases were partially offset by a $1.9 million decrease resulting from the completion in 2016 of the Phase 2 clinical trials for CLS-TA and a $1.4 million decrease in costs resulting from the discontinuation of axitinib nonclinical development as part of our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $2.7 million, from $2.2 million for the six months ended June 30, 2016 to $5.0 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase of $1.1 million of employee-related costs, a $0.2 million increase in patent and trademark costs, a $0.3 million increase for marketing expenses and a $0.9 million increase related to the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation in the six months ended June 30, 2017 as compared to the same period in the prior year.

Other expense, net. Other expense, net for the six months ended June 30, 2017 was $252,000, compared to $16,000 for the six months ended June 30, 2016, in each case primarily consisting of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of our public offerings of common stock, sale of convertible preferred stock and the issuance of long-term debt. As of June 30 2017, we had cash, cash equivalents and short-term investments of $66.0 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2017, our funds were held in cash, money market funds, certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations.

On June 30, 2017, we entered into an at-the-market sales agreement with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of the date of this report, we have not yet sold any shares of our common stock under the at-the-market facility.

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-TA or any future product candidates, although we will require additional funding to complete our Phase 3 clinical program for CLS-TA as a potential treatment, together with intravitreal Eylea, for RVO. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(22,529)	$(9,879)
Investing activities	(912)	—
Financing activities	5,292	44,875
Net change in cash and cash equivalents	$(18,149)	$34,996

During the six months ended June 30, 2017 and 2016, our operating activities used net cash of $22.5 million and $9.9 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily attributable to higher research and development expenses for our PEACHTREE and SAPPHIRE clinical trials and the initiation of our TYBEE clinical trial.

During the six months ended June 30, 2017, our net cash used by investing activities was $0.9 million. This was the result of purchases and maturities of short-term, available-for-sale investments including certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations. During the six months ended June 30, 2016, we did not engage in any investing activities.

During the six months ended June 30, 2017 and 2016, our net cash provided by financing activities was $5.3 million and $44.9 million, respectively. The net cash provided by financing for the six months ended June 30, 2017 was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016. During the six months ended June 30, 2016, our net cash provided by financing activities was primarily comprised of net proceeds from our initial closing of our initial public offering, partially offset by $0.4 million in payments of long-term debt.

Contractual Obligations

As of June 30, 2017, there were no significant changes to our contractual obligations from those presented as of December 31, 2016 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $16.7 million and $34.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of June 30, 2017 and December 31, 2016, we had short-term investments of $49.4 million and $48.8 million, respectively. The short-term investments include certificates of deposit, commercial paper, corporate bonds and government bonds and agency obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in a $40,000 and $80,000 increase in interest expense for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2016, our registration statement on Form S-1, as amended (File No 333-208916) was declared effective by the SEC in connection with our initial public offering, or IPO, pursuant to which we sold 8,148,843 shares of common stock, $0.001 par value per share at a public offering price of $7.00 per share, including the partial exercise by the underwriters of their option to purchase additional shares.

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

10.1

Sales Agreement, dated June 30, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on July 3, 2017).

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

Clearside Biomedical, Inc.

Date: August 11, 2017	By:	/s/ Charles A. Deignan
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

10.1

Sales Agreement, dated June 30, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on July 3, 2017).

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