Form 10-Q
period 2017-09-30
Clearside Biomedical, Inc.
filed 2017-11-09
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, the registrant had 25,342,445 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,289	$34,824
Short-term investments	36,338	48,807
Prepaid expenses	712	396
Other current assets	141	290
Total current assets	53,480	84,317
Property and equipment, net	932	94
Restricted cash	360	360
Other assets	103	42
Total assets	$54,875	$84,813
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,075	$2,594
Accrued liabilities	4,004	2,791
Current portion of long-term debt	2,400	—
Current portion of deferred rent	196	3
Other current liabilities	20	20
Total current liabilities	11,695	5,408
Long-term debt	5,503	7,586
Deferred rent	637	—
Deferred revenue	145	160
Total liabilities	17,980	13,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 25,342,445 and 24,573,033 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	144,605	136,892
Accumulated deficit	(107,727)	(65,245)
Accumulated other comprehensive loss	(8)	(13)
Total stockholders’ equity	36,895	71,659
Total liabilities and stockholders’ equity	$54,875	$84,813

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
License and collaboration revenue	$155	$5	$290	$515
Operating expenses:
Research and development	16,050	3,682	35,118	12,484
General and administrative	2,298	1,629	7,259	3,872
Total operating expenses	18,348	5,311	42,377	16,356
Loss from operations	(18,193)	(5,306)	(42,087)	(15,841)
Other expense, net	(143)	(339)	(395)	(355)
Net loss	$(18,336)	$(5,645)	$(42,482)	$(16,196)
Net loss per share of common stock — basic and diluted	$(0.72)	$(0.28)	$(1.68)	$(1.54)
Weighted average shares outstanding — basic and diluted	25,338,462	20,493,377	25,299,910	10,502,459

Net loss	$(18,336)	$(5,645)	$(42,482)	$(16,196)
Unrealized gain (loss) on available-for-sale investments	15	(5)	5	(5)
Comprehensive loss	$(18,321)	$(5,650)	$(42,477)	$(16,201)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(42,482)	$(16,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135	49
Share-based compensation expense	2,420	776
Non-cash interest expense	159	224
Accretion of debt discount	158	60
Change in fair value of warrant liability	—	16
Amortization and accretion on available-for-sale investments, net	6	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125)	(536)
Other assets	(61)	426
Accounts payable and accrued liabilities	3,694	(567)
Deferred revenue	(15)	(515)
Deferred rent	121	(7)
Net cash used in operating activities	(35,990)	(16,253)
Investing activities
Purchase of available-for-sale investments	(40,614)	(20,065)
Maturities of available-for-sale investments	53,082	—
Acquisition of property and equipment	(306)	(3)
Net cash provided by (used in) investing activities	12,162	(20,068)
Financing activities
Proceeds from follow-on public offering, net of issuance costs	5,057	—
Proceeds from exercise of stock options	196	—
Proceeds from shares issued under employee stock purchase plan	40	—
Proceeds from initial public offering, net of issuance costs	—	51,377
Proceeds from the issuance of long-term debt	—	7,867
Principal payments made on long-term debt	—	(6,330)
Net cash provided by financing activities	5,293	52,914
Net (decrease) increase in cash and cash equivalents	(18,535)	16,593
Cash and cash equivalents, beginning of period	34,824	20,283
Cash and cash equivalents, end of period	$16,289	$36,876
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$637	$—
Conversion of convertible preferred stock to common stock	—	48,198
Reclassification of deferred initial public offering costs	—	1,597
Unpaid initial public offering costs in accounts payable and accrued expenses	—	16
Accretion of redeemable convertible preferred stock to redemption value	—	883

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

The Company had cash, cash equivalents and short-term investments of $52.6 million as of September 30, 2017. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. Absent raising additional funds, the Company will delay, reduce or eliminate certain research and development programs or reduce administrative expense while still advancing clinical trials for key product candidates in order that the cash on hand as of the filing date, November 9, 2017, will be sufficient to fund its operations to the end of 2018.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2017, statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for the three and nine months ended September 30, 2017 are not indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of certificates of deposit, commercial paper, corporate and government bonds and treasury bills. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss) until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017 and the adoption did not have a material impact on its financial statements and related disclosures.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-9, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting ASU 2017-9 may have on its financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2017	December 31, 2016
Furniture and fixtures	5	$303	$69
Machinery and equipment	5	121	121
Computer equipment	3	41	27
Leasehold improvements	Lesser of useful life or remaining lease term	667	45

		1,132	262
Less: Accumulated depreciation		(200)	(168)
		$932	$94

In connection with the Company’s relocation to its new corporate headquarters (see Note 9), the Company wrote off $45,000 of fully amortized leasehold improvements. In addition, the Company wrote off $58,000 of fully depreciated furniture and fixtures that were not re-located to the new corporate headquarters.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued research and development	$2,766	$1,153
Accrued bonuses	695	870
Accrued professional fees	88	410
Accrued vacation	171	72
Accrued interest payable	55	52
Accrued expense	229	234
	$4,004	$2,791

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

Under the terms of the loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The remaining $7.0 million will become available beginning on the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the Company has produced clinical trial data sufficient to file a New Drug Application for its product candidate CLS-TA for the treatment of macular edema associated with non-infectious uveitis. Once the draw period for the remaining $7.0 million has commenced, the Company may draw funds at its discretion until the earlier of (i) December 31, 2017 and (ii) the occurrence of an event of default under the loan agreement. The Company is required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020.  A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the initial $8.0 million advanced on September 28, 2016, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the loan agreement.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements was $168,000 and $43,000 for the three months ended September 30, 2017 and 2016, respectively, and $486,000 and $133,000 for the nine months ended September 30, 2017 and 2016, respectively. Accretion of the scheduled final payment was $53,000 and $156,000 for the three months ended September 30, 2017 and 2016, respectively, and $159,000 and $230,000 for the nine months ended September 30, 2017 and 2016, respectively. Accretion of the deferred debt issuance costs was $53,000 and $190,000 for the three months ended September 30, 2017 and 2016, respectively, and $158,000 and $70,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2017	$—	$153	$153
2018	3,200	476	3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$1,408	$9,408

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2017 and December 31, 2016, there were 25,342,445 and 24,573,033 shares of common stock outstanding, respectively.

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

In September 2016, in connection with the loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and have a weighted average remaining life of 9.00 years as of September 30, 2017.

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

The following table summarizes the activity related to stock options during the nine months ended September 30, 2017:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2017	2,243,575	$5.78
Granted	259,250	8.21
Exercised	(164,285)	1.19
Forfeited	(64,250)	7.93
Options outstanding at September 30, 2017	2,274,290	6.33

Options exercisable at December 31, 2016	500,797	0.92

Options exercisable at September 30, 2017	846,199	2.26

As of September 30, 2017, the Company had $8.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. During the nine months ended September 30, 2017, the Company issued 5,127 shares of common stock purchased under the 2016 ESPP.

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan and shares purchased under the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$349	$134	$1,006	$375
General and administrative	540	148	1,414	401
Total	$889	$282	$2,420	$776

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

Total future minimum lease payments were as follows at September 30, 2017 (in thousands):

Year Ending December 31,
2017	$105
2018	431
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,770

Rent expense was $58,000 and $20,000 for three months ended September 30, 2017 and 2016, respectively, and $156,000 and $61,000 for the nine months ended September 30, 2017 and 2016, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter of 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. The Company recorded $5,000 and $15,000 of license revenue during each of the three and nine months ended September 30, 2017 and 2016, respectively, for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

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

In February 2016, the initial study was completed and Spark elected not to extend the arrangement nor license the technology which terminated the Spark Agreement in accordance with its terms. During the nine months ended September 30, 2016, the Company recorded as revenue the $500,000 upfront payment as the amount was non-refundable and the Company had no further obligations under the Spark Agreement.

The Company has periodically entered into other short-term collaboration agreements to evaluate the potential use of its proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $150,000 and $275,000 of revenue from these collaboration agreements during the three and nine months ended September 30, 2017, respectively.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	September 30, 2017
	Amortized	Unrealized	Fair
	Cost	Losses	Value

Government bonds and treasury bills	$13,727	$(3)	$13,724
Commercial paper	9,512	—	9,512
Certificates of deposit	4,885	—	4,885
Corporate bonds	8,222	(5)	8,217
Total available-for-sale investments	$36,346	$(8)	$36,338

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

The Company’s material financial instruments at September 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds and treasury bills, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds and commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$13,355	$—	$—	$13,355
Restricted cash money market	360	—	—	360
Government bonds and treasury bills	13,723	—	—	13,723
Certificates of deposit	—	5,121	—	5,121
Corporate bonds	—	8,217	—	8,217
Commercial paper	—	12,211	—	12,211
Total financial assets	$27,438	$25,549	$—	$52,987

	December 31, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$29,928	$—	$—	$29,928
Restricted cash money market	360	—	—	360
Government bonds	19,027	—	—	19,027
Certificates of deposit	—	6,579	—	6,579
Agency obligations	—	4,179	—	4,179
Corporate bonds	—	7,262	—	7,262
Commercial paper	—	16,656	—	16,656
Total financial assets	$49,315	$34,676	$—	$83,991

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss per share gives effect to all dilutive potential shares of common stock outstanding during this period.

For all periods presented, the Company’s potential common stock equivalents, which included stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding stock options	2,274,290	1,414,594	2,274,290	1,414,594
Stock purchase warrants	29,796	55,770	29,796	55,770
	2,304,086	1,470,364	2,304,086	1,470,364

14. Subsequent Event

On October 31, 2017, the Company entered into an amendment to its loan agreement (see Note 5) with the Lenders.  Pursuant to the amendment to the loan agreement, if the Company becomes eligible to draw the remaining $7.0 million tranche under the loan agreement, the Company will be able to draw such funds at its discretion until the earlier of (i) March 31, 2018 and (ii) the occurrence of an event of default under the loan agreement.  The Company paid a fee of $35,000 to the Lenders in connection with entering into the amendment.

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

We are developing CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally, or suprachoroidal CLS-TA, for the treatment of patients with non-infectious uveitis. We have completed enrollment of 160 patients with macular edema associated with non-infectious uveitis in a pivotal Phase 3 clinical trial, which we refer to as PEACHTREE, and expect to report preliminary data from this trial in the first quarter of 2018. We believe, based on our end-of-Phase 2 review with the Food and Drug Administration, or FDA, in May 2015, that only one Clearside-sponsored, pivotal Phase 3 clinical trial will be required to support the filing of a New Drug Application, or NDA, to the FDA. If we receive positive data from PEACHTREE, we intend to file an NDA for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

We are also developing CLS-TA along with an anti-VEGF agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. We are exploring whether suprachoroidal CLS-TA together with an intravitreal injection of Eylea, an inhibitor of vascular endothelial growth factor, or VEGF, can provide improved visual acuity, reduced macular edema and reduced injection frequency, as compared to administration of intravitreal Eylea alone.

We have completed a Phase 2 clinical trial in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received suprachoroidal CLS-TA together with an intravitreal injection of Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received only intravitreal Eylea. The objective of the trial was to determine whether patients receiving suprachoroidal CLS-TA together with intravitreal Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean

BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. Based on the results of this trial and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017.

We are continuing to enroll patients in SAPPHIRE, a multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with intravitreal Eylea in patients with RVO.  Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4, and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months. The primary objective of this trial will be to determine the proportion of patients in each arm with a best corrected visual acuity improvement of at least 15 letters from baseline at eight weeks after initial treatment.  There will be several secondary efficacy and safety endpoints that will also be evaluated.  We anticipate total enrollment of approximately 460 patients in the trial.  We expect to report preliminary results from SAPPHIRE in the first quarter of 2019. In addition, in the third quarter of 2017, we began the start-up activities for a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We expect to enroll the first patient in TOPAZ in the first quarter of 2018.

We are also developing suprachoroidal CLS-TA for the treatment of diabetic macular edema, or DME. In November 2016, we began enrolling patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. In April 2017, we completed enrolling 20 patients and initial results suggest encouraging efficacy with a trend toward durability, particularly in the combination treatment arm. Suprachoroidal CLS-TA, both alone, and in combination with intravitreal Eylea has been well tolerated to date.

We also commenced a Phase 2 clinical trial, which we refer to as TYBEE, in the second quarter of 2017 to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME, as compared to intravitreal Eylea alone. We completed enrollment of 71 patients in this trial in October 2017. Patient follow-up in TYBEE is six months after initial treatment and we expect to report preliminary data in the second quarter of 2018.

We are also conducting nonclinical studies both internally and with multiple collaborations in development areas such as gene therapy for inherited retinal disorders, neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from a suprachoroidal administration of treatment approach.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,700 retinal specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in 2011. Our operations to date have been primarily focused on undertaking nonclinical studies and conducting clinical trials of our most advanced product candidates. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of September 30, 2017, we had an accumulated deficit of $107.7 million. We recorded net losses of $18.3 million and $5.6 million for the three months ended September 30, 2017 and 2016, respectively, and $42.5 million and $16.2 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

•	complete our ongoing PEACHTREE, SAPPHIRE, HULK and TYBEE clinical trials;
•	initiate and conduct our planned future clinical trials, including our TOPAZ clinical trial;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;

•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional non-clinical and clinical, manufacturing, medical and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Therapeutics, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark. In the second quarter of 2017, we entered into additional collaboration agreements to evaluate the potential use of our proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. We recognized $150,000 and $275,000 in collaboration revenue from these agreements during the three and nine months ended September 30, 2017, respectively.

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

For the three and nine months ended September 30, 2017, substantially all of our research and development expenses were related to the clinical development of our product candidates, consisting of four ongoing clinical trials and a fifth clinical trial for which start-up activities began during the third quarter of 2017.

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CLS-TA (uveitis program)	$3,331	$1,506	$9,534	$5,326
CLS-TA (RVO program)	8,593	165	16,292	1,583
CLS-TA (DME program)	1,909	—	2,853	—
Wet AMD program	—	898	247	2,507
Total	13,833	2,569	28,926	9,416
Unallocated	2,217	1,113	6,192	3,068
Total research and development expense	$16,050	$3,682	$35,118	$12,484

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

•	the number of trials required for approval and any requirement for extension or additional trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

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

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents and short-term investments. Interest income is not considered significant to our financial statements.

Other expense primarily consists of interest expense under our loan agreements and, for the three and nine months ended September 30, 2016, changes in the value of a liability related to a warrant to purchase preferred stock, which warrant automatically converted into a warrant to purchase common stock in connection with our initial public offering in June 2016.  After such conversion, no further income or expense was recognized in connection with changes in the fair value of that warrant, which was subsequently exercised in October 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2017.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Period-to-Period
	2017	2016	Change
	(in thousands)
License and collaboration revenue	$155	$5	$150
Operating expenses:
Research and development	16,050	3,682	12,368
General and administrative	2,298	1,629	669
Total operating expenses	18,348	5,311	13,037
Loss from operations	(18,193)	(5,306)	(12,887)
Other expense, net	(143)	(339)	196
Net loss	$(18,336)	$(5,645)	$(12,691)

Revenue. In each of the three months ended September 30, 2017 and 2016, we recognized $5,000 of revenue associated with our agreement with NovaMedica. In the three months ended September 30, 2017, we also recognized $150,000 of revenue associated with our other collaboration agreements.

Research and development. Research and development expense increased by $12.4 million, from $3.7 million for the three months ended September 30, 2016 to $16.1 million for the three months ended September 30, 2017. This was primarily attributable to an increase in costs related to our clinical programs. Costs for our uveitis program increased $1.8 million, costs for our RVO program increased $8.4 million, which included purchases of Eylea for SAPPHIRE and start-up costs for TOPAZ, and costs for our DME program increased $1.9 million. In addition to the increase in the cost of our clinical trials, we also incurred a $0.4 million increase in the cost of producing drug product for the registration batches to support an NDA filing, a $0.2 million increase in other research and development activities and a $0.6 million increase in employee-related costs due to an increase in headcount to support the increased clinical trial activities. These increases were partially offset by a $0.9 million decrease in costs resulting from the discontinuation of nonclinical development under our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $0.7 million, from $1.6 million for the three months ended September 30, 2016 to $2.3 million for the three months ended September 30, 2017.The increase was primarily attributable to an increase of $0.6 million of employee-related costs and an increase of $0.1 million in patent-related expenses.

Other expense, net. Other expense, net for the three months ended September 30, 2017 was $143,000, primarily consisting of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments. Other expense, net for the three months ended September 30, 2016 was $339,000, primarily the result of an increase in the mark-to-market warrant liability and the acceleration of the final payment under our loan agreement.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Period-to-Period
	2017	2016	Change
	(in thousands)
License and collaboration revenue	$290	$515	$(225)
Operating expenses:
Research and development	35,118	12,484	22,634
General and administrative	7,259	3,872	3,387
Total operating expenses	42,377	16,356	26,021
Loss from operations	(42,087)	(15,841)	(26,246)
Other expense, net	(395)	(355)	(40)
Net loss	$(42,482)	$(16,196)	$(26,286)

Revenue. In each of the nine months ended September 30, 2017 and 2016, we recognized $15,000 of revenue associated with our agreement with NovaMedica. In the nine months ended September 30, 2017, we also recognized $275,000 of revenue associated with our other collaboration agreements. In the nine months ended September 30, 2016, we also recognized $0.5 million of revenue associated with our license and collaboration agreement with Spark.

Research and development. Research and development expense increased by $22.6 million, from $12.5 million for the nine months ended September 30, 2016 to $35.1 million for the nine months ended September 30, 2017. This was primarily attributable to an increase in costs related to our clinical programs. Costs for our uveitis program increased $4.2 million, costs for our RVO program increased $14.7 million, which included purchases of Eylea for SAPPHIRE and start-up costs for TOPAZ, and costs for our DME program increased $2.9 million. In addition to the increase in the cost of our clinical trials, we also incurred a $1.3 million increase in the cost of producing drug product for the registration batches to support an NDA filing, a $0.6 million increase in other research and development activities, a $1.7 million increase in employee-related costs due to an increase in headcount to support the increased clinical trial activities and a $0.3 million increase in travel-related costs. These increases were partially offset by a $1.9 million decrease resulting from the completion in 2016 of the Phase 2 clinical trials for CLS-TA and a $2.3 million decrease in costs resulting from the discontinuation of nonclinical development under our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $3.4 million, from $3.9 million for the nine months ended September 30, 2016 to $7.3 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase of $1.7 million of employee-related costs, a $0.3 million increase in patent and trademark costs, a $0.3 million increase for marketing expenses and a $0.7 million increase related to the costs of operating as a public company, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation.

Other expense, net. Other expense, net for the nine months ended September 30, 2017 was $395,000, compared to $355,000 for the nine months ended September 30, 2016, in each case primarily consisting of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $52.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2017, our funds were held in cash, money market funds, certificates of deposit, commercial paper, corporate bonds, government bonds and treasury bills.

On June 30, 2017, we entered into an at-the-market sales agreement with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of the date of this report, we have not sold any shares of our common stock under the at-the-market facility.

On September 28, 2016, we entered into an amended and restated loan and security agreement, which we subsequently amended on October 31, 2017, or as amended the Loan Agreement, with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders.  The Loan Agreement amended and restated in its entirety our prior loan and security agreement with SVB. The Loan Agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The remaining $7.0 million will become available beginning on the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that we have produced clinical trial data sufficient to file an NDA for CLS-TA for the treatment of macular edema associated with non-infectious uveitis. Once the draw period for the remaining $7.0 million has commenced, we may draw funds at our discretion until the earlier of (i) March 31, 2018 and (ii) the occurrence of an event of default under the Loan Agreement. We are required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020. A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than under the Loan Agreement and the at-the-market sales agreement with Cowen. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including but not limited to, increased costs and expenses for fees to members of our board of directors, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under U.S. securities laws and rules implemented by the SEC and NASDAQ.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, including our ability to control spending by delaying, reducing or eliminating research and development programs or reducing administrative expense while still advancing clinical trials for key product candidates, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(35,990)	$(16,253)
Investing activities	12,162	(20,068)
Financing activities	5,293	52,914
Net change in cash and cash equivalents	$(18,535)	$16,593

During the nine months ended September 30, 2017 and 2016, our operating activities used net cash of $36.0 million and $16.3 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily attributable to the higher research and development expenses described above.

During the nine months ended September 30, 2017, our net cash provided by investing activities was $12.2 million, compared to net cash used in investing activities of $20.1 million for the prior year period. In each period, cash flows from investing activities related primarily to purchases and maturities of short-term, available-for-sale investments.

During the nine months ended September 30, 2017 and 2016, our net cash provided by financing activities was $5.3 million and $52.9 million, respectively. The net cash provided by financing for the nine months ended September 30, 2017 was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016. During the nine months ended September 30, 2016, our net cash provided by financing activities consisted of $51.4 million in net proceeds from our initial public offering and the borrowing of the initial tranche under the Loan Agreement, partially offset by the repayment in full of all amounts owed under the prior loan agreement with SVB.

Contractual Obligations

As of September 30, 2017, there were no significant changes to our contractual obligations from those presented as of December 31, 2016 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $16.3 million and $34.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of September 30, 2017 and December 31, 2016, we had short-term investments of $36.3 million and $48.8 million, respectively. The short-term investments included certificates of deposit, commercial paper, corporate bonds, government bonds and treasury bills. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in a $60,000 and $80,000 increase in interest expense for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017. There have been no material changes to the risk factors described in that report.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*	Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Daniel H. White, dated as of August 3, 2017.

10.2*	Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Charles A. Deignan, dated as of August 3, 2017.

10.3*	Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Glenn Noronha, dated as of August 3, 2017.

10.4*	Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: November 9, 2017	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)