Form 10-K
period 2017-12-31
Clearside Biomedical, Inc.
filed 2018-03-16
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $9.11 as reported on the Nasdaq Global Market on that date was $153,311,000.

As of March 12, 2018, the registrant had 31,913,113 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

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

You should refer to Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to treat blinding diseases of the eye. Our current product candidates focus on diseases affecting the retina, which is the tissue that lines the inside of the eye and is primarily responsible for vision, and the choroid, which is the layer adjacent to the retina that supplies the retina with blood, oxygen and nourishment. With our proprietary microinjector, drugs are injected into and spread through the suprachoroidal space, or SCS, which is the space located between the choroid and the outer protective layer of the eye known as the sclera. With the suprachoroidal injection, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as injections of drug into the vitreous, a jelly-like substance that occupies the central portion of the eye. Intravitreal injections rely on diffusion of drug outward from the vitreous to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas. At the same time, this diffusion can also result in drug spreading to unintended parts of the eye, where, for some drugs, it can cause significant side effects. We believe treatment of eye disease via suprachoroidal injection of product candidates may provide a number of benefits, including lower frequency of administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We estimate that there are nearly five million people in the United States diagnosed with our target therapeutic indications and that worldwide annual sales of drugs to treat these indications were over $7 billion in 2015.

Our most advanced product candidates are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the U.S. Federal Food, Drug, and Cosmetic Act. Under Section 505(b)(2), if we can establish that reliance on the Food and Drug Administration’s, or FDA’s, previous findings of safety and effectiveness for an approved product is scientifically appropriate, or there is scientific literature to support the product’s safety or effectiveness, or both, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for a new product candidate that might otherwise have been required.

Our current and planned development programs aim to restore or improve visual function primarily by reducing the macular edema associated with a number of diseases affecting vision. Macular edema is the build-up of fluid that can cause abnormal swelling of the macula, the portion of the retina responsible for central vision and color perception. This swelling can rapidly result in deterioration of vision and can eventually lead to blindness. We are developing suprachoroidal CLS-TA, a proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, specifically designed to be administered suprachoroidally using our SCS Microinjector for the treatment of macular edema associated with non-infectious uveitis, a condition characterized by inflammation of the choroid and surrounding tissues not caused by an infectious agent. We estimate that non-infectious uveitis affects over 350,000 patients in the United States, approximately one third of whom develop macular edema. The most common treatment for uveitic macular edema involves the use of corticosteroids, such as TA, or other immunosuppressive agents that are administered either systemically or locally.

On March 5, 2018, we announced positive topline results from our PEACHTREE Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis. We enrolled 160 patients in the trial, of which 96 patients were randomized to the treatment arm to receive two 4.0 mg doses of suprachoroidal CLS-TA 12 weeks apart, and 64 patients were randomized to undergo a sham procedure at the same 12-week intervals. Patients were evaluated every four weeks for a total of 24 weeks, and a total of 155 patients, or 97% of those enrolled, completed the full evaluation period of the trial. The trial met the primary endpoint with 47% of patients who received suprachoroidal CLS-TA every 12 weeks gaining at least 15 letters in best corrected visual acuity, or BCVA, as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients who underwent a sham procedure. This improvement was statistically significant, with a p-value of less than 0.001. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. The improvements in BCVA from baseline were better in the treatment arm than the sham arm at each monthly evaluation. The mean improvement from baseline was maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.7 letters gained at week 24 in the active arm, compared to 1.2 letters gained at week 4 and 2.9 letters gained at week 24 in the control arm.

Administration of suprachoroidal CLS-TA also resulted in a mean reduction from baseline of 157 microns in central subfield thickness at week 24 in the active arm compared to a 19 micron mean reduction in the sham arm, a result that was also statistically significant with a p-value of less than 0.001.

Suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, steroid-related elevated intraocular pressure, or IOP, adverse events were reported for approximately 11.5% of patients in the CLS-TA treatment group, compared to no patients in the sham group.

Based in part on the results from PEACHTREE, we intend to submit a New Drug Application, or NDA, for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

In the first quarter of 2016, we received data from a Phase 2 clinical trial in 22 patients with macular edema associated with non-infectious uveitis. Patients in this trial achieved a statistically significant (p=0.0017) mean change from baseline in retinal thickness at eight weeks, which was the primary endpoint of the trial, as well as statistically significant (p=0.0004) mean improvement from baseline in BCVA at eight weeks, a secondary endpoint. At four and eight weeks, the average reductions in retinal thickness were 135 and 164 microns, respectively, from a mean baseline of 526 microns, and the average improvements in BCVA were 7.7 and 9.2 letters, respectively, from a mean baseline of 60 letters. In our previously completed Phase 1/2 clinical trial, we observed a range of improvements in BCVA of between one and five lines on a standard eye chart, with each line of improvement corresponding to five ETDRS letters. At the end of week 12, the average improvement in BCVA exceeded two lines, which is considered meaningful in standard clinical practice. At the end of week 26, four of the eight patients in the trial had still not required additional treatment. For those four patients, the average improvement in BCVA was nearly three lines at week 26.

We are also developing CLS-TA along with an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein, that we estimate affects 2.2 million patients in the United States. We are exploring whether suprachoroidal CLS-TA together with an anti-VEGF agent can provide improved visual acuity, reduced macular edema and reduced injection frequency as compared to administration of an intravitreal anti-VEGF agent alone. Corticosteroids and anti-VEGF agents each have known advantages in treating RVO.

We have completed a Phase 2 clinical trial, known as TANZANITE, in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received suprachoroidal CLS-TA together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received only intravitreal Eylea. The objective of the trial was to determine whether patients receiving suprachoroidal CLS-TA together with intravitreal Eylea could sustain improvements in visual acuity and reductions in macular edema over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary endpoint of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during the initial three-month evaluation period to further assess the durability of suprachoroidal CLS-TA in combination with intravitreal Eylea for an additional six months following completion of the trial.  Of the 32 eligible patients, the medical records of 31 patients were obtained for review.  Based on combined data from the initial and extended evaluation periods, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017. We are continuing to enroll patients in SAPPHIRE, a multicenter, randomized, masked, controlled Phase 3 trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with intravitreal Eylea in patients with RVO.  Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4, and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months with patients in each arm having the opportunity to receive treatment as needed based on monthly evaluations. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment.  There will be several secondary efficacy and safety endpoints that will also be evaluated.  We anticipate total enrollment of approximately 460 patients in the trial. We expect to report preliminary results from SAPPHIRE in the fourth quarter of 2018.

In addition, in the third quarter of 2017, we began the start-up activities for a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We enrolled the first patient in TOPAZ in March 2018. Similar to the SAPPHIRE trial, TOPAZ is a multicenter, randomized, masked, controlled Phase 3 trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent (either Lucentis or Avastin) in patients with RVO.  Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent at the beginning of the trial, intravitreal anti-VEGF agent alone at week 4, and suprachoroidal CLS-TA together with intravitreal anti-VEGF agent at weeks 12 and 24. Patients in the control arm will receive intravitreal anti-VEGF agent alone at the beginning of the trial and follow-up intravitreal anti-VEGF agent alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months with patients in each arm having the opportunity to receive treatment as needed based on monthly evaluations. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints will also be evaluated.  We anticipate total enrollment of approximately 460 patients in the trial.

We are also developing suprachoroidal CLS-TA for the treatment of diabetic macular edema, or DME. In April 2017, we completed enrollment of 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. In November 2017, we announced preliminary results from the HULK trial. In the trial, we observed a visual benefit for patients receiving CLS-TA, with a greater benefit in treatment naïve eyes.  Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. Suprachoroidal CLS-TA, including in patients who received as many as five injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

In July 2017, we commenced a Phase 2 clinical trial, which we refer to as TYBEE, to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME, as compared to intravitreal Eylea alone. We completed enrollment of 71 patients in this trial in October 2017. Patient follow-up in TYBEE is six months after initial treatment and we expect to report preliminary data in the second quarter of 2018.

Finally, multiple nonclinical studies, both internally and with multiple collaborators, are underway in development areas such as gene therapy for inherited retinal disorders, neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of medication.

We believe administration of pharmacological agents via suprachoroidal injection may provide improved levels of those agents to the targeted retina and choroid, with a medication like CLS-TA, a corticosteroid, remaining more localized and away from other parts of the eye, where it could cause side effects. Corticosteroids are effective both at treating the inflammatory aspect of ocular disease and at reducing macular edema, but when delivered locally either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated IOP, which can lead to glaucoma. Anti-VEGF drugs, while highly effective in reducing macular edema, require frequent administration, in most cases either monthly or every other month after an initial period of monthly treatments. We believe that our differentiated approach of injecting ocular drugs into the SCS may result in fewer side effects and improved amounts of drug at the diseased retina and choroid, as compared to intravitreal administration, a faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect with less frequent required injections. The procedure for suprachoroidal injection is conducted in an in-office setting and is similar in terms of patient preparation and duration to the procedure for intravitreal injection, and we therefore expect our products, if they achieve regulatory approval, to be incorporated into uveitis and retina specialists’ standard medical practice.

Our drug candidates, SCS Microinjector and method of drug administration into the SCS are protected by 12 issued U.S. patents and three allowed U.S. applications broadly directed to methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 17 patent applications pending in the United States, 18 issued foreign patents, eight pending international PCT applications and 37 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Our issued patents are not scheduled to expire until 2027, 2029, 2033 and 2034, respectively. Our patent applications relate to suprachoroidal injection technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as non-infectious uveitis and RVO, as well as DME and wet AMD, and administration of classes of drugs to the SCS, including anti-inflammatory drugs and anti-VEGF drugs. Our pending patent applications are not projected to expire until between 2027 and 2035. If any of our product candidates are approved, we plan to build a specialized team of 30 to 40 sales and medical marketing support professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

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

The Clearside approach

We are developing product candidates for the treatment of back of the eye diseases to be administered via suprachoroidal injection using our proprietary SCS Microinjector. We believe that our novel approach to treatment of eye diseases, through patented suprachoroidal drug administration, may provide a number of potential benefits, including:

•

Improved bioavailability at the site of disease and faster onset of therapeutic effect. In preclinical studies, we observed higher amounts of drug present in the retina and choroid following suprachoroidal injection, both at early time points and over the course of the experimental timeframe, as compared to the amounts of the same drug present over time in the retina and choroid following intravitreal administration. We believe this suggests that treatment using suprachoroidal injection of a drug may have a faster onset of therapeutic effect as compared to intravitreal administration, along with similar or better efficacy, in diseases such as uveitis, RVO and DME.

•

Similar efficacy profile with lower drug amounts required. In a preclinical study in an animal model of uveitis, suprachoroidal injection of TA achieved similar efficacy results with only 10% of the drug amount administered through intravitreal injection. We believe this suggests our approach may allow us to develop ocular therapies with similar efficacy, but with lower amounts of active drug, compared to current therapies.

•

Less frequent injections. Current treatments for RVO require monthly intravitreal injections of anti-VEGF drugs. For RVO patients, we believe that a combination of an intravitreal injection of an anti-VEGF drug that addresses the vascular aspect of the disease, together with suprachoroidal CLS-TA, which addresses the inflammatory aspect of RVO, may have efficacy similar to that of monthly intravitreal anti-VEGF injections but with a reduction in the frequency of treatment to once every 90 days.

•

Enhanced safety profile. Intravitreal injections result in drugs diffusing throughout the eye, including to the lens, iris and ciliary body at the front of the eye, which for some drugs, such as corticosteroids, has been associated with safety issues, such as cataract formation or exacerbation and elevated IOP levels, which can lead to glaucoma. Intravitreal administration of TA has been associated with cataracts and increases in IOP levels in 20% to 60% of patients. Because suprachoroidal injection of drugs in preclinical studies appeared to result in drug remaining mostly localized in the retina and choroid without substantial diffusion to the vitreous or the front portion of the eye, we believe suprachoroidal injection has the potential to reduce the incidence of these side effects. In our three clinical trials of CLS-TA, a total of 121 uveitis patients have been dosed, with follow-up evaluations for up to six months after initial treatment. No serious adverse events related to treatment were observed in these three trials. The incidence of IOP increase among these 121 uveitis patients administered with suprachoroidal injection of 4 mg of TA was 9%.

•

Incorporated into standard medical practice. If approved for marketing, our drugs will be packaged together with our SCS Microinjector for use by uveitis and retina specialists. The procedure for suprachoroidal injection with our SCS Microinjector is intended to be conducted in an in-office setting and is similar in terms of patient preparation and duration of the procedure for intravitreal injection, and we therefore expect our products, if they achieve regulatory approval, to be incorporated into uveitis and retina specialists’ standard medical practice.

The current development status of our product candidates is summarized in the chart below:

Proposed Indication	Product Candidate	Status and Upcoming Milestones
Macular edema associated with non-infectious uveitis	Suprachoroidal CLS-TA	• Completed PEACHTREE with preliminary results reported in March 2018 • Intend to submit NDA by end of 2018

Macular edema associated with RVO	Suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent	• Recruitment ongoing in SAPPHIRE with preliminary results expected in the fourth quarter of 2018 • Initiated TOPAZ in first quarter of 2018

DME	Suprachoroidal CLS-TA alone or together with intravitreal Eylea	• Completed HULK, with preliminary results reported in fourth quarter 2017 • Commenced TYBEE in July 2017, with preliminary data expected in second quarter of 2018

We have discussed our proposed development programs with the FDA for our uveitis and RVO programs, but we have not yet done so for our DME development program.

CLS-TA for macular edema associated with non-infectious uveitis

The most common treatment for non-infectious uveitis, a condition characterized by inflammation of the choroid and surrounding tissues, involves the use of corticosteroids, such as TA. CLS-TA is our formulation of TA, and TA is known to be effective in treating uveitis when administered to the eye by other routes of administration. We believe that our product candidate will be at least as effective as commonly used formulations of TA in treating complications of uveitis, including the associated macular edema. If approved, CLS-TA would be the first drug specifically indicated for macular edema associated with non-infectious uveitis. In August 2017, we completed enrollment of 160 patients with macular edema associated with non-infectious uveitis in PEACHTREE, a pivotal Phase 3 clinical trial in which CLS-TA was injected into the SCS with our SCS Microinjector. In PEACHTREE, we met the primary and secondary endpoints of the trial. The administration of suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Based on the results from PEACHTREE, we intend to submit an NDA for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

We have also completed a Phase 2 clinical trial and a Phase 1/2 clinical trial for this indication that we conducted with CLS-TA, the results of which are described below. We believe that CLS-TA will be at least as effective in treating uveitis, including the associated macular edema, as commonly used local treatments with corticosteroids. However, we believe that our suprachoroidal based local treatment may provide improved bioavailability of drug at the diseased retina and choroid, which may result in faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect, potentially resulting in a reduced frequency of necessary injections. We also believe that CLS-TA may result in fewer side effects compared to commonly used corticosteroid treatments.

Our clinical development

Based on our consultation with the FDA, we have conducted or are conducting the following clinical trials, in each case using TA injected using a prototype of our SCS Microinjector, as part of our uveitis development program:

•

a completed Phase 3 clinical trial in patients with macular edema associated with non-infectious uveitis evaluating suprachoroidal CLS-TA with our SCS Microinjector, from which we reported preliminary data in March 2018; and

•

a completed 22-patient Phase 2 clinical trial in patients with macular edema associated with non-infectious uveitis evaluating suprachoroidal CLS-TA with our SCS Microinjector, from which we reported data in 2017.

Details of these clinical trials are summarized below.

Pivotal Phase 3 clinical trial

We have completed PEACHTREE, a pivotal Phase 3 randomized, controlled, multi-center clinical trial designed to evaluate the safety and efficacy of CLS-TA administered through the SCS in patients with macular edema associated with non-infectious uveitis.

Based on feedback from our end-of-Phase 2 meeting with the FDA held in May 2015, we believe that this trial will be the only pivotal clinical trial necessary to support a filing of a Section 505(b)(2) NDA for this indication.

Clinical Trial Design.

PEACHTREE was conducted at approximately 60 investigational sites and enrolled 160 patients with macular edema associated with non-infectious uveitis, randomized either to a treatment arm consisting of approximately 90 patients who received a 4.0 mg dose of suprachoroidal CLS-TA or to a sham injection procedure arm consisting of approximately 60 patients. We used a sham injection procedure as a comparator for suprachoroidal CLS-TA, as opposed to an active drug, because there are no approved therapies for macular edema associated with non-infectious uveitis against which to compare CLS-TA, and there are no controlled, randomized trials with data in patients who can be used as an appropriate comparator arm. In order to simulate an injection to maintain masking, the sham injection procedure included all steps involved in the suprachoroidal injection procedure, except that a syringe with a needleless hub was used to apply pressure to the eye. Patients in each arm received their designated procedure at the beginning of the trial and a second procedure of the same type at week 12. All patients were followed and evaluated for a period of six months following the initial procedure.

Endpoints. The primary efficacy outcome of the trial was the percentage of patients who experienced an improvement of at least 15 letters in BCVA from baseline at week 24. Secondary efficacy outcomes included additional measures of changes in BCVA and reductions in retinal thickness from baseline. Safety measures were monitored over the 24-week observation period and included the incidence of treatment emergent adverse events and serious adverse events, including cataracts and increases in IOP.

Efficacy results.  In PEACHTREE, 45 of the 96 patients, or 47%, who received suprachoroidal CLS-TA at baseline and at 12 weeks gained at least 15 ETDRS letters in BCVA from baseline at week 24, compared to 10 of the 64 patients, or 16%, who underwent sham procedures at baseline and at week 12. This improvement, which was the primary endpoint of the trial, was statistically significant with a p-value of less than 0.001. These results are summarized in the figure below.

Further, in terms of improvements in BCVA, the mean change from baseline was better in the treatment arm than the sham arm at each monthly evaluation. The mean improvement from baseline was also maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.7 letters at week 24 in the active arm, compared to 1.2 letters at week 4 and 2.9 letters at week 24 in the control arm. The mean improvements in BCVA were statistically significant at each 4-week evaluation point, each with a p-value of less than 0.001.  The mean improvement from baseline at each 4-week evaluation point is shown in the figure below.

For the other key secondary endpoint, administration of suprachoroidal CLS-TA resulted in a mean reduction from baseline of 157 microns in central subfield thickness at week 24 in the active arm compared to a 19 micron mean reduction in the sham arm, a result that was also statistically significant with a p-value of less than 0.001. These results are summarized in the figure below.

Safety results. Suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, corticosteroid-related elevated IOP adverse events were reported for 11.5% of patients in the CLS-TA treatment group, compared to no patients in the sham group.

Additional trials. Patients from PEACHTREE will be followed in an extension trial to obtain additional information on the duration of action of CLS-TA. In this extension trial, patients from selected sites from the Phase 3 trial who have not received any other therapy will have the opportunity to be enrolled and will receive no further treatments for their uveitis. Since the last treatment in the Phase 3 trial would have occurred at week 12 following the initial procedure, we expect to enroll patients starting at their week 24 exit visit and to follow eligible patients for an additional 24 weeks or until they receive additional treatment at the election of the evaluating physician in the trial.

An additional 38 patients, with a diagnosis of non-infectious uveitis, were enrolled in a separate clinical trial in order to collect additional safety information to add to our overall safety database to reach the number required for our planned NDA submission. These additional patients will be administered suprachoroidal CLS-TA at baseline and at week 12, and they will be observed and evaluated at visits every 4 weeks after initial treatment, with a final evaluation at week 24.

Phase 2 clinical trial

In addition to PEACHTREE, we completed a Phase 2 multi-center, masked, randomized, dose controlled clinical trial designed to evaluate the safety and efficacy of a single 4.0 mg or a single 0.8 mg dose of CLS-TA administered through the SCS.

Clinical Trial Design. We enrolled 22 patients at 14 sites in this trial. Eligibility criteria included males and non-pregnant females over the age of 18 with macular edema associated with non-infectious uveitis, with fluid in the retina and retinal thickness above 310 microns and a visual acuity reading better than 20/400 in the study eye, which corresponds to the ability to read 20 or more ETDRS letters of BCVA. Patients were excluded if they had other ocular conditions in the study eye. Patients were randomized to receive a single suprachoroidal injection of one of two doses of CLS-TA, with 17 patients receiving a 4.0 mg dose and five patients receiving a 0.8 mg dose. Patients returned for follow-up examinations between seven days and 11 days, at four weeks and at eight weeks following dosing.

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

Regulatory approval pathway

Based on the results from PEACHTREE, we intend to submit an NDA for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.  We intend to utilize Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA. As part of our NDA submission under Section 505(b)(2), We intend to rely on the results from all of our clinical trials, as well as the FDA’s previous findings of safety and efficacy for TA and an analysis of available data from clinical literature, in our planned NDA submission.

We are also evaluating a number of options for potential submissions to regulatory agencies in additional territories outside of the United States for CLS-TA for the treatment of patients with non-infectious uveitis. We intend to base any marketing applications in jurisdictions outside the United States, in part, on data obtained through these trials.

CLS-TA for macular edema associated with retinal vein occlusion

We are developing CLS-TA for treatment of macular edema associated with RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. In this program, we are using suprachoroidal CLS-TA together with intravitreal Eylea. We believe that we may provide a differentiated therapeutic benefit for RVO patients with our combination treatment that potentially couples the advantages of visual acuity gain and macular edema reduction along with a quarterly, rather than monthly, dosing schedule, compared to currently used intravitreal anti-VEGF injections alone.

We have completed a 46-patient Phase 2 clinical trial with suprachoroidal CLS-TA together with intravitreal Eylea for the treatment of macular edema associated with RVO. Based on feedback from a meeting with the FDA in late 2016, we initiated a Phase 3 clinical trial in the first quarter of 2017 and a second Phase 3 clinical trial in the first quarter of 2018.

TANZANITE

We have completed a Phase 2 clinical trial in which the goal was to confirm that patients treated with suprachoroidal CLS-TA together with intravitreal Eylea would require less frequent treatments than monotherapy of intravitreal Eylea. We enrolled 46 patients at 14 sites in the United States in this trial. All patients in the trial were randomized to receive one intravitreal injection of 2.0 mg of Eylea, in a total volume of 50 microliters, and a single suprachoroidal injection of 4.0 mg of CLS-TA, in a total volume of 100 microliters, or one intravitreal injection of Eylea and a sham SCS procedure in the same visit. After randomization, patients were seen in the clinic once per month for three months. The 23 patients in each of the two treatment arms were evaluated for the need to receive additional intravitreal Eylea alone at months one, two and three after the initial injection using specified criteria to determine if they continued to experience macular edema or reductions in visual acuity, as determined by a masked, centralized reading center.

The primary objective of the trial was to evaluate the safety and efficacy of suprachoroidal CLS-TA together with intravitreal Eylea, compared to the control group initially receiving only intravitreal Eylea. The primary efficacy endpoint in the trial was determining the number of follow-up Eylea treatments for which patients met the criteria, which we believe provides an indication of whether concomitant therapy provides any advantage to the patient in reducing the number of required additional intravitreal Eylea treatments. Secondary efficacy endpoints included measures of change in BCVA and reductions in retinal thickness from baseline. The safety endpoints were the incidence of adverse events and serious adverse events, including increases in IOP.

For the primary endpoint, patients in the active arm, who initially received concomitant injections of CLS-TA into the SCS and Eylea into the vitreous, met the criteria for an aggregate of nine intravitreal Eylea follow-up injections over three months, while patients in the control arm, who initially received only intravitreal Eylea, met the criteria for an aggregate of 23 intravitreal Eylea follow-up injections. These results met the primary endpoint of the trial and were statistically significant, with a p-value of 0.013. In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant, with a p-value of 0.003. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during its initial three-month evaluation period to further assess the durability of suprachoroidal CLS-TA in combination with intravitreal Eylea for an additional six months following completion of the trial.  Of the 32 eligible patients, the medical records of 31 patients were obtained for review.  Based on combined data from the initial and extended evaluation periods, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

For the BCVA secondary endpoint, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, from a baseline of 49 letters, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm, at the same time points and also from a baseline of 49 letters. The greater improvement in BCVA observed in the active arm, when compared to the control arm, of 4.7, 8.5 and 7.6 letters, was statistically significant at month two, but was not statistically significant at months one or three. For the retinal thickness endpoint, patients in the active arm had mean levels of reduction of approximately 450 microns after each of one, two and three months. Patients in the control arm achieved a mean reduction of approximately 400 microns after one month, which reduction then declined to approximately 340 microns at months two and three. The trial was not powered to show statistical significance on the secondary endpoints. There were no serious adverse events reported in the trial and the treatment was generally well tolerated. Based on these results, we believe that the combination of suprachoroidal CLS-TA and intravitreal Eylea may provide the benefits of improved visual acuity, reduced macular edema and reduced injection frequency.

We have also completed a Good Laboratory Practices, or GLP, toxicology study in rabbits with suprachoroidal CLS-TA together with intravitreal Eylea.

SAPPHIRE AND TOPAZ

We held an end-of-Phase 2 meeting with the FDA in the second half of 2016 to discuss the details of the regulatory approval pathway for CLS-TA along with Eylea for the treatment of macular edema associated with RVO. Incorporating feedback from the FDA, we expect to be able to follow a 505(b)(2) NDA regulatory approval pathway, and in the first quarter of 2017 we initiated a Phase 3 clinical program in order to support an NDA submission for CLS-TA in macular edema associated with RVO. In pursuing the 505(b)(2) regulatory pathway, we intend to rely on the results from our RVO development program as well as the FDA’s previous findings of safety and efficacy for both TA and anti-VEGF agents.

We initiated our first randomized, controlled, double-masked Phase 3 clinical trial, SAPPHIRE, with suprachoroidal CLS-TA and intravitreal Eylea for the treatment of RVO in the first quarter of 2017. We intend to conduct this trial at approximately 150 investigational sites and to enroll approximately 460 patients with macular edema associated with RVO, randomized either to a treatment arm consisting of approximately 230 patients or a control arm consisting of approximately 230 patients. Patients in the treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4, and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up treatments of intravitreal Eylea alone every four weeks through week 24. After 24 weeks, patients will be followed for approximately an additional six months. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment.  There will be several secondary efficacy and safety endpoints that will also be evaluated. We expect to report preliminary results from SAPPHIRE in the fourth quarter of 2018.

In addition, in the first quarter of 2018, we enrolled the first patient in a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We intend to enroll approximately 460 patients in TOPAZ, a multicenter, randomized, masked, controlled Phase 3 trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent, which will be either Lucentis or Avastin, in patients with RVO.  Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with the intravitreal anti-VEGF agent at the beginning of the trial, the intravitreal anti-VEGF agent alone at week 4, and suprachoroidal CLS-TA together with the intravitreal anti-VEGF agent at weeks 12 and 24. Patients in the control arm will receive the intravitreal anti-VEGF agent alone at the beginning of the trial and follow-up intravitreal anti-VEGF agent injections alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months with patients in each arm having the opportunity to receive treatment as needed based on monthly evaluations. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment.  There will be several secondary efficacy and safety endpoints that will also be evaluated.

Regulatory approval pathway

Depending on the results of SAPPHIRE and TOPAZ, we intend to seek regulatory approval of CLS-TA for macular edema associated with RVO by utilizing Section 505(b)(2) of the FDCA. We intend to rely on the results from all of our clinical trials, as well as the FDA’s previous findings of safety and efficacy for TA and an analysis of available data from clinical literature, in our planned NDA submission.

We also evaluating a number of options for potential submissions to regulatory agencies in additional territories outside of the United States for CLS-TA for the treatment of patients with non-infectious uveitis. We intend to base any marketing applications in jurisdictions outside the United States, in part, on data obtained through these trials.

CLS-TA for diabetic macular edema

We are developing CLS-TA, alone or with an anti-VEGF agent, for treatment for DME, a common ocular complication of diabetes that results in swelling in the macula and is the primary cause of vision loss associated with diabetes.

HULK and TYBEE

Our development program for DME is modeled on our approach for the treatment of RVO. We have conducted a multi-center, open-label Phase 1/2 clinical trial, HULK,  to evaluate safety data, and to collect efficacy observations, for the administration of CLS-TA, administered suprachoroidally, both alone and in combination with intravitreal Eylea, in patients with DME over a six-month evaluation period. We enrolled 20 patients in this trial. Efficacy observations included changes in retinal thickness and BCVA. In November 2017, we announced preliminary results from the HULK trial.  In the trial, we observed a visual benefit for patients receiving CLS-TA, with a greater benefit in treatment naïve eyes. Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness based on monthly measurements through 6 months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire 6 months, with an additional 20% requiring only one retreatment. Suprachoroidal CLS-TA, including in patients who received as many as five injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

In addition, in July 2017, we commenced a Phase 2 clinical trial, TYBEE, to evaluate the safety and efficacy of CLS-TA administered suprachoroidally together with intravitreal Eylea as compared to intravitreal Eylea only, in patients with DME over a nine-month evaluation period. We enrolled 71 patients in this trial.  The primary endpoint is the change in BCVA from baseline. Patient follow-up in TYBEE is six months after initial treatment and we expect to report preliminary data in the second quarter of 2018.

Future potential product candidates

We believe that our SCS-focused approach has the potential to become more broadly used for the treatment of other back of the eye diseases, and we intend to develop additional product candidates for suprachoroidal injection based on the results of our current and planned clinical trials. We will then seek to secure appropriate regulatory authorizations to begin additional clinical testing for any such product candidates. In addition to uveitis, RVO and DME, there are a number of ophthalmic conditions affecting the retina and choroid with unmet medical need for which suprachoroidal injection of medication may be beneficial and for which we may seek marketing authorization, including:

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

The SCS Microinjector

Our drug candidates have been and will be specifically formulated to be injected with our SCS Microinjector via suprachoroidal injection in order to spread around to the back of the eye. The single-use microinjector is intended to consistently inject drug into the SCS, in volumes similar to the amount of drug commonly used in intravitreal injections. If our products are approved for marketing by applicable regulatory authorities, we will package the drug along with the SCS Microinjector and two 30-gauge hollow microneedles of varying lengths, each less than 1.2 millimeters, within a custom-designed hub that optimizes insertion and suprachoroidal administration of drugs.

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

Manufacturing

We do not own any manufacturing facilities. We utilize contract manufacturers to formulate and produce our drug candidates and to produce our SCS Microinjector used for our clinical trials. We procure the active pharmaceutical ingredient for our drugs from a third-party supplier. We expect to utilize third-party manufacturers to produce commercial quantities of our drugs and SCS Microinjector, if approved. We anticipate entering into commercial supply agreements with these or other manufacturers at a later date.

Commercialization

We intend to develop and, if approved by the FDA, to commercialize our product candidates in the United States, and we may enter into distribution or licensing arrangements for commercialization rights for other regions. Our management team, who will lead the commercialization of our lead product candidates, has substantial experience in sales and marketing based on their participation in the commercialization of ophthalmic drugs at large pharmaceutical companies including Genentech, Alcon, Allergan, CIBA Vision and Novartis.

There are approximately 1,900 uveitis and retina specialists in the United States. We believe we will be able to reach this concentrated set of specialists efficiently, limiting the size of our sales force and other field team members required.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

With respect to CLS-TA, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or DME. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union, and received approval from the FDA to treat DME. Bausch + Lomb markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide for the treatment of non-infectious uveitis. Iluvien, an injectable form of fluocinolone acetonide marketed by Alimera Sciences, has been approved in both the United States and the European Union for the treatment of DME.

Our product candidates will also compete with anti-VEGF drugs, which are the current standard of care for RVO, wet AMD and DME. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, DME and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and DME and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD, DME and RVO.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 12 granted U.S. patents and three allowed U.S. applications broadly directed to methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 17 patent applications pending in the United States, 18 issued foreign patents, three pending international PCT applications and 37 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license five of the 12 issued U.S. patents, three pending U.S. applications, nine of the issued foreign patents, and eight foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to the in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with non-infectious uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire between 2027 and 2037, without taking into account possible patent term adjustments or extensions.

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

Research, option and license agreement with Spark Therapeutics

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

Government regulation

In the United States, the FDA regulates drug and device products under the FDCA and its implementing regulations. While it may be the case that when a drug and a device are used together, which is called a combination product, the FDA typically regulates the dispenser of a drug, such as a syringe co-packaged with a drug, as a drug itself. Based on our pre-IND meeting with the FDA, we believe that CLS-TA and our SCS Microinjector will be subject to regulation as drugs, as the SCS Microinjector used to dispense the drug will be packaged together with the CLS-TA.

In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research, or CDER, has primary jurisdiction over the premarket development, review and approval of our product candidates. We have been advised that, within CDER, the division responsible for ophthalmology, which will have primary jurisdiction, views our product candidate as a drug. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require changes to this approach, although the FDA could change its position during the course of its review of any marketing application that we may submit.

Drugs

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests conducted under GLP;
•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with Good Clinical Practices, or GCP;
•	the submission to the FDA of an NDA;

•	FDA acceptance, review and approval of the NDA, which might include an Advisory Committee review; and
•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

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

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year, and up to an aggregate of $1,105,241 per year for “knowing failures.” Any failure to comply could result in significant fines and penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws. The heightening compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health care laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Healthcare reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. However, we believe that the shift away from fee-for-

service agreements to capitated payment models supports the value of our products, as we believe that our products reduce longitudinal resource utilization, which can be cost saving-for both payors and providers.

For example, implementation of the Affordable Care Act has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries.

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In addition, the Affordable Care Act implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress could consider additional legislation to repeal or repeal and replace certain elements of the Affordable Care Act in the future.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Employees

As of December 31, 2017, we had 34 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

We currently operate in a single business segment developing drug therapies to treat blinding diseases of the eye.  See “Note 2—Significant Accounting Policies—Segment Information” to our financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2011. Our principal executive offices are located at 900 North Point Parkway, Suite 200, Alpharetta, Georgia. Our telephone number is (678) 270-3631.

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

We incurred net losses of $59.0 million, $25.9 million and $17.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct and complete our ongoing and planned clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval and manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate sufficient revenue to achieve profitability.

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

We believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from the recent public offering of our common stock in March 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than our credit facility, although as described in this report we have also entered into an at-the-market sales facility that would allow us to sell up to $50.0 million of our common stock at prevailing market prices and on specified terms, depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We commenced active operations in 2012, and our operations to date have been largely focused on raising capital, identifying potential product candidates, broadening our expertise in the development of our product candidates, including our SCS Microinjector, and undertaking preclinical studies and conducting early clinical trials. We have not yet demonstrated an ability to successfully complete multiple later-stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have entered into an amended and restated loan and security agreement with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively as the Lenders, pursuant to which we have borrowed an aggregate of $8.0 million as of December 31, 2017. We can draw an additional $7.0 million until March 31, 2018. Our obligations under the loan agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without the Lenders’ prior written consent. The amended and restated loan agreement contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of December 31, 2017. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Even if we are able to achieve marketing approval for one of our product candidates, the novelty of suprachoroidal injection may make it difficult to demonstrate to physicians and third-party payors that suprachoroidal injection of our drugs is an appropriate approach for treating diseases such as non-infectious uveitis, RVO and DME and provides advantages compared to the current standards of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the suprachoroidal administration of our drug candidates with our proprietary SCS Microinjector provides useful patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate payment for, our product candidates. Additionally, in some cases, our product candidates will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-TA and our other product candidates.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and such data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, topline or preliminary data from our clinical studies, including the topline data from our Phase 3 PEACHTREE clinical trial published on March 5, 2018. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our prospects for obtaining regulatory approval of our product candidates.

The administration of CLS-TA as a therapy together with an anti-VEGF drug for the treatment of macular edema associated with RVO is a novel approach and may fail to be successful.

We are developing CLS-TA as a therapy to complement the current standard of care in the treatment of patients experiencing macular edema associated with RVO, with a goal of reducing current required monthly anti-VEGF injections to quarterly injections. The scientific evidence to support the potential efficacy of this treatment approach is limited to our Phase 2 clinical trial results and, in addition based on third party clinical trials studying intravitreal injections of steroids in patients with RVO, which, although effective in reducing edema and improving visual outcomes, has been associated with side effects. While our clinical trial experience involving the suprachoroidal injection of TA suggests that these adverse side effects may be reduced using suprachoroidal injection, to date no other company has explored this specific concomitant treatment approach in clinical trials or preclinical studies.

Even if we are able to successfully develop, and achieve marketing approval of, CLS-TA together with an anti-VEGF agent, for the treatment of macular edema associated with RVO, it may be difficult to demonstrate to physicians and third-party payors that the administration of CLS-TA concomitantly with anti-VEGF drugs, and the reduction in frequency of anti-VEGF treatments, is the appropriate approach for treating RVO and provides advantages over the current standard of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the administration of CLS-TA concomitantly with anti-VEGF drugs improves patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to pay for, CLS-TA. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using CLS-TA for the treatment of macular edema associated with RVO.

We revised the design of our SCS Microinjector following early-stage clinical trials and do not yet have significant experience with our SCS Microinjector in humans.

In our preclinical studies and early clinical trials, we used several prototype iterations of the SCS Microinjector. We have since finalized the commercial design, which we have used in clinical trials since January 2017. We also plan to use this revised microinjector in our other ongoing and planned clinical trials. Accordingly, in addition to the risks associated with drug development, we are also subject to the risks associated with developing the microinjector. For example, in our Phase 1/2 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis, the needle of our earlier microinjector was not long enough to penetrate the scleras of two patients screened for the trial. If we encounter similar limitations with this design, or if it does not function properly in any way, we could be required to expend significant additional time and resources to redesign our microinjector, which would delay or compromise our drug development efforts. Additionally, our ability to successfully commercialize our product candidates will depend on uveitis and retina specialists being comfortable with the design and functionality of our microinjector. If, for any reason, these specialists were unsatisfied with the form or function of our microinjector, it would harm the market acceptance and potential commercial success of our product candidates, if any, that receive marketing approval.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We have relatively limited experience enrolling patients in our clinical trials, and cannot predict how successful we will be at enrolling patients in future clinical trials. In addition, if we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Patient enrollment is affected by other factors including:

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the future development and potential commercialization of those product candidates.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs or medical devices. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to target the approximately 1,900 uveitis and retina specialists in the United States for any of our product candidates that receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Suprachoroidal injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the healthcare community and patients to adopt new technologies and our novel approach of SCS injection of drugs;
•	the willingness of uveitis and retina specialists to expend the time necessary to receive proper training on injecting drugs into the SCS using our SCS Microinjector;
•	the ability to manufacture our product in sufficient quantities and yields;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our drugs together with other medications.

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

With respect to CLS-TA, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or for the treatment of DME. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the back of the eye and RVO in both the United States and in the European Union, and recently received approval from the FDA to treat DME in adult patients who have an artificial lens implant or who are scheduled for cataract surgery. Bausch + Lomb markets Retisert, an intravitreal implant of corticosteroid fluocinolone acetonide, for the treatment of non-infectious uveitis. Iluvien, marketed by Alimera Sciences, is a fluocinolone acetonide implant and is approved for the treatment of DME in both the United States and the European Union.

Our product candidates will also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD and have also been approved for DME. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema associated with RVO and DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union in the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema associated with RVO and DME and diabetic retinopathy in the United States. In the European Union, Eylea is approved for the treatment of wet AMD, DME and macular edema secondary to RVO.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

As of December 31, 2017, we had 34 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations would suffer in the event of material computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on whom we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Other than the trade name Zuprata, which we previously sought to, but no longer plan to, use as the trade name for CLS-TA, we have not yet selected trademarks for our product candidates or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. In addition, third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

Even though we have received orphan drug designation in the European Union for CLS-TA for the treatment of non-infectious uveitis, we may not be able to obtain orphan drug marketing exclusivity for this product candidate.

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

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners and vendors, could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, individual imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year and up to an aggregate of $1,105,241 per year for “knowing failures,” for an aggregate potential annual liability of $1,271,027; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and the healthcare fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices and drug and device combination products, which, under subsequent legislation, is suspended from January 1, 2016 to December 31, 2018, and, absent further legislative action, will be reinstated starting January 1, 2019;

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress could consider additional legislation to repeal or repeal and replace certain elements of the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain how various states will respond to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

 Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories.  As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We plan to use potential future operating losses and our federal and state NOL carryforwards to offset future taxable income, if any. However, our ability to use existing NOL carryforwards could be limited as a result of issuances of equity securities.

As of December 31, 2017, we had approximately $116.3 million of federal and $79.1 million of state net operating loss, or NOL, carryforwards. If not utilized, these federal NOL carryforwards will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain how various states will respond to the newly enacted federal tax law.   However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The completion of our IPO, recent follow-on public offering[s], private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

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

Our stock price has been and may continue to be volatile. Since our IPO, our common stock has traded at prices between $5.30 and $25.08 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 4.5 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. These registered shares will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and, in the case of our affiliates, the restrictions of Rule 144.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2021, which is the end of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to the year ended December 31, 2017, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We have broad discretion in the use of our cash, cash equivalents and short-term investments, including the proceeds from our recent follow-on public offering, and may invest or spend our cash in ways with which you do not agree.

We have broad discretion over the use of our cash, cash equivalents and short-term investments, including the proceeds from our recent follow-on public offering. You may not agree with our decisions, and our use of our cash may not yield any return on your investment. Our failure to apply our resources effectively could compromise our ability to pursue our growth strategy. You will not have the opportunity to influence our decisions on how to use our cash, cash equivalents and short-term investments.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement with SVB and the entities affiliated with MidCap Financial Services currently prohibits us from paying dividends without the consent of the lenders under the agreement, and the terms of any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices occupy approximately 20,000 square feet of office space in Alpharetta, Georgia under a lease with an initial term until September 2023, with a renewal option for one additional five-year term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on The Nasdaq Global Market under the symbol “CLSD” on June 2, 2016. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The Nasdaq Global Market:

	High	Low
2017
First quarter	$10.46	$5.44
Second quarter	$10.03	$6.80
Third quarter	$10.36	$6.42
Fourth quarter	$9.13	$5.70

2016
Second quarter (from June 2, 2016)	$8.45	$6.67
Third quarter	$18.20	$5.65
Fourth quarter	$25.08	$8.09

The last reported sale price of our common stock on The Nasdaq Global Market on March 12, 2018 was $12.64 per share.

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

Stockholders

As of March 12, 2018, we had 31,913,113 shares of common stock outstanding held by 21 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On June 1, 2016, our Registration Statement on Form S-1, as amended (File No. 333-208916) was declared effective in connection with our IPO, pursuant to which we sold 8,148,843 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $7.00 per share. The offering closed on June 7, 2016, and, as a result, we received net proceeds of $51.4 million (after underwriters’ discounts and commissions of $4.0 million and additional offering related costs of $1.7 million). The joint managing underwriters of the offering were Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There was no material change in the use of proceeds from our IPO from that described in the final prospectus filed with the SEC on June 2, 2016. As of December 31, 2017, we have used all of the proceeds from the IPO to fund our operations, consisting primarily of costs to conduct the Phase 3 clinical trials of CLS-TA for uveitis and RVO.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2017, 2016 and 2015, and balance sheet data as of December 31, 2017 and 2016 is derived from our audited financial statements included within this Annual Report. The balance sheet data as of December 31, 2015 and 2014, and the statement of operations data for the year ended December 31, 2014 have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands, except share and per share data)

License and collaboration revenue	$345	$520	$—	$—
Operating expenses:
Research and development	49,053	19,455	10,762	6,692
General and administrative	9,700	6,263	6,555	3,131
Total operating expenses	58,753	25,718	17,317	9,823
Loss from operations	(58,408)	(25,198)	(17,317)	(9,823)
Other expense	(567)	(684)	(322)	(366)
Net loss	$(58,975)	$(25,882)	$(17,639)	$(10,189)
Net loss per share of common stock — basic and diluted	$(2.33)	$(1.97)	$(7.54)	$(5.86)
Weighted average shares outstanding — basic and diluted	25,311,614	13,111,067	2,338,950	1,738,660

	December 31,
	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$9,224	$34,824	$20,283	$8,269
Short-term investments	28,416	48,807	—	—
Restricted cash	360	360	—	—
Total assets	40,493	84,813	21,055	10,299
Debt	8,009	7,586	5,976	—
Total liabilities	19,078	13,154	10,400	2,677
Total stockholders' equity (deficit)	21,415	71,659	(36,659)	(19,213)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. Our current product candidates focus on treatments for diseases affecting the retina and choroid, especially diseases associated with macular edema, and are injected into the suprachoroidal space, or SCS, using our proprietary SCS Microinjector. With the suprachoroidal injection procedure, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as intravitreal injections. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including lower frequency of administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize drugs for treatment via injection into the SCS. Our most advanced product candidates are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We are developing suprachoroidal CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally, for the treatment of patients with non-infectious uveitis. On March 5, 2018, we announced positive topline results from our PEACHTREE Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis. We enrolled 160 patients in the trial, of which 96 patients were randomized to the treatment arm to receive two 4.0 mg doses of suprachoroidal CLS-TA 12 weeks apart, and 64 patients were randomized to undergo a sham procedure at the same 12-week intervals. Patients were evaluated every four weeks for a total of 24 weeks, and a total of 155 patients, or 97% of those enrolled, completed the full evaluation period of the trial. The trial met the primary endpoint with 47% of patients who received suprachoroidal CLS-TA every 12 weeks gaining at least 15 letters in best corrected visual acuity, or BCVA, as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients who underwent a sham procedure. This improvement was statistically significant, with a p-value of less than 0.001. The improvement in BCVA from baseline was better in the treatment arm than the sham arm at each monthly evaluation. The mean improvement from baseline was maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.7 letters gained at week 24 in the active arm, compared to 1.2 letters gained at week 4 and 2.9 letters gained at week 24 in the control arm.

Administration of suprachoroidal CLS-TA also resulted in a mean reduction from baseline of 157 microns in central subfield thickness at week 24 in the active arm compared to a 19 micron mean reduction in the sham arm, a result that was also statistically significant with a p-value of less than 0.001.

Suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, steroid-related elevated IOP adverse events were reported for approximately 11.5% of patients in the CLS-TA treatment group, compared to no patients in the sham group.

Based on the results from PEACHTREE, we intend to submit an NDA for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

We are also developing CLS-TA along with an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. We are exploring whether suprachoroidal CLS-TA together with an intravitreal injection of an anti-VEGF agent can provide improved visual acuity, reduced macular edema and reduced injection frequency, as compared to administration of an intravitreal anti-VEGF agent alone.

We have completed a Phase 2 clinical trial, which we refer to as TANZANITE, in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received suprachoroidal CLS-TA together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received only intravitreal Eylea. The objective of the trial was to determine whether patients receiving suprachoroidal CLS-TA together with intravitreal Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary objective of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the active arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during its initial three-month evaluation period to further assess the durability of suprachoroidal CLS-TA in combination with intravitreal Eylea for an additional six months following completion of the trial.  Of the 32 eligible patients, the medical records of 31 patients were obtained for review.  Based on combined data from the initial and extended evaluation periods, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017.We are continuing to enroll patients in SAPPHIRE, a multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with intravitreal Eylea in patients with RVO. Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4, and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. There will be several secondary efficacy and safety endpoints that will also be evaluated. We anticipate total enrollment of approximately 460 patients in the trial. We expect to report preliminary results from SAPPHIRE in the fourth quarter of 2018.

In addition, in the third quarter of 2017, we began the start-up activities for a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We enrolled the first patient in TOPAZ in March 2018. Similar to the SAPPHIRE trial, TOPAZ is a multicenter, randomized, masked, controlled Phase 3 trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent (either Lucentis or Avastin) in patients with RVO.  Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent at the beginning of the trial, intravitreal anti-VEGF agent alone at week 4, and suprachoroidal CLS-TA together with intravitreal anti-VEGF agent at weeks 12 and 24. Patients in the control arm will receive intravitreal anti-VEGF agent alone at the beginning of the trial and follow-up intravitreal anti-VEGF agent alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months with patients in each arm having the opportunity to receive treatment as needed based on monthly evaluations. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints will also be evaluated.  We anticipate total enrollment of approximately 460 patients in the trial.

We are also developing suprachoroidal CLS-TA for the treatment of diabetic macular edema, or DME. In April 2017, we completed enrollment of 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. In November 2017, we announced preliminary results from the HULK trial.  In the trial, we observed a visual benefit for patients receiving suprachoroidal CLS-TA, with a greater benefit in treatment naïve eyes.  Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. Suprachoroidal CLS-TA, including in patients who received as many as five injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

In July 2017, we commenced a Phase 2 clinical trial, which we refer to as TYBEE, to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME, as compared to intravitreal Eylea alone. We completed enrollment of 71 patients in this trial in October 2017. Patient follow-up in TYBEE is six months after initial treatment and we expect to report preliminary data in the second quarter of 2018.

Finally, multiple nonclinical studies, both internally and with multiple collaborators, are underway in development areas such as gene therapy for inherited retinal disorders, neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of medication.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2017, we had an accumulated deficit of $124.2 million. We recorded net losses of $59.0 million, $25.9 million and $17.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development for, and obtain regulatory approval for one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	complete our ongoing PEACHTREE, SAPPHIRE, TOPAZ and TYBEE clinical trials;
•	initiate and conduct our planned future clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any product revenue unless or until we obtain regulatory approval of and commercialize our product candidates. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Therapeutics, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark. In the second quarter of 2017, we entered into additional collaboration agreements to evaluate the potential use of our proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. We recognized $325,000 in collaboration revenue from these agreements during the year ended December 31, 2017.

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

Expenses related to activities that are supportive of a product candidate itself, such as manufacturing and stability and toxicology studies, are classified as direct non-clinical costs. Expenses related to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical costs. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct clinical costs or non-clinical costs and are separately classified as unallocated.

For the years ended December 31, 2017, 2016 and 2015, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates.

The following table shows our research and development expenses by type of activity for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
CLS-TA (uveitis program)	$12,702	$8,411	$3,877
CLS-TA (RVO program)	23,487	3,677	1,462
CLS-TA (DME program)	4,217	—	—
Wet AMD program	252	2,930	1,259
Total program expense	40,658	15,018	6,598
Unallocated	8,395	4,437	4,164
Total research and development expense	$49,053	$19,455	$10,762

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include the following:

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the potential commercialization of our product candidates. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance, and investor and public relations costs.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents. Interest income is not currently significant to our financial statements.

Other expense consisted of interest accrued under our loan agreements for the years ended December 31, 2017, 2016 and 2015. Additionally, during the years ended December 31, 2016 and 2015, other expense included changes in the value of a liability related to a warrant to purchase preferred stock, which warrant automatically converted into a warrant to purchase common stock in connection with our initial public offering, or IPO, in June 2016. After the conversion, no further income or expense was recognized in connection with changes in the fair value of that warrant, which was subsequently exercised in October 2016.

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

Our material financial instruments at December 31, 2017 and 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. We have determined our cash and cash equivalents and government bonds to be Level 1 in the fair value hierarchy. We have determined our short-term investments, comprised of certificates of deposit, government and corporate bonds, treasury bills, commercial paper and agency obligations, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale. We have determined our stock purchase warrants liability to be Level 3 in the fair value hierarchy.

Share-based compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. We estimate the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of awards granted to non-employees is re-measured each period until the related service is complete. Share-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying employees’ roles.

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

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•	Forfeitures. Forfeitures are accounted for as they occur.
•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

We have an employee stock purchase plan that is considered a compensatory plan. The fair value of the discount and the look-back period of the employee stock purchase plan are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date.

Share-based compensation expense related to stock options and the employee stock purchase plan aggregated $3.4 million, $1.3 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Tax valuation allowance

We recorded deferred tax assets of $28.0 million, related to our net operating losses, as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs, of $116.3 million for the period from our inception on May 26, 2011 to December 31, 2017. We incurred a net loss for tax purposes of $55.5 million for the year ended December 31, 2017. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2017, we had federal NOL carryforwards of $116.3 million and state NOL carryforwards of $79.1 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016.

	Year Ended
	December 31,		Period-to-Period
	2017	2016	Change
	(in thousands)
License and collaboration revenue	$345	$520	$(175)
Operating expenses:
Research and development	49,053	19,455	29,598
General and administrative	9,700	6,263	3,437
Total operating expenses	58,753	25,718	33,035
Loss from operations	(58,408)	(25,198)	(33,210)
Other expense	(567)	(684)	117
Net loss	$(58,975)	$(25,882)	$(33,093)

Revenue. In each of the years ended December 31, 2017 and 2016, we recognized $20,000 of revenue associated with our NovaMedica agreement. In the year ended December 31, 2017, we recognized $0.3 million of revenue associated with our other collaboration agreements. In the year ended December 31, 2016, we recognized $0.5 million of revenue associated with our collaboration agreement with Spark.

Research and development. Research and development expense increased by $29.6 million, from $19.5 million for the year ended December 31, 2016 to $49.1 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in costs related to our clinical programs. Costs for our uveitis program increased $4.2 million, costs for our RVO program increased $21.3 million, which included purchases of Eylea for SAPPHIRE and start-up costs for TOPAZ, and costs for our DME program increased $4.2 million. In addition to the increase in the cost of our clinical programs, we also incurred a $0.7 million increase in the cost of producing drug product for the registration batches to support an NDA submission, a $0.3 million increase in regulatory costs in preparation for a potential NDA submission, a $0.7 million increase in other research and development activities and a $2.4 million increase in employee-related costs due to an increase in headcount to support the increased clinical trial activities. These increases were partially offset by a $2.0 million decrease resulting from the completion in 2016 of two Phase 2 clinical trials for CLS-TA and a $2.7 million decrease in costs resulting from the discontinuation of nonclinical development for our wet AMD program in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $3.4 million, from $6.3 million for the year ended December 31, 2016 to $9.7 million for the year ended December 31, 2017. The increase was primarily attributable to an increase of $1.6 million of employee-related costs, a $0.4 million increase in patent and trademark costs, a $0.2 million increase in marketing expenses and a $0.8 million increase related to the costs of operating as a public company for a full year, including an increase in director and officer insurance premiums, professional fees and non-employee director compensation.

Other expense. Other expense for the year ended December 31, 2017 was $0.6 million, compared to $0.7 million for the year ended December 31, 2016, in each case primarily consisting of interest on long-term debt and the amortization of financing costs, partially offset by interest income from our short-term investments. Other expense in the year ended December 31, 2016 also included a change in the mark-to-market warrant liability and the acceleration of the final payment from the original loan agreement with Silicon Valley Bank, or SVB.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Period-to-Period
	2016	2015	Change
	(in thousands)
License and collaboration revenue	$520	$—	$520
Operating expenses:
Research and development	19,455	10,762	8,693
General and administrative	6,263	6,555	(292)
Total operating expenses	25,718	17,317	8,401
Loss from operations	(25,198)	(17,317)	(7,881)
Other expense	(684)	(322)	(362)
Net loss	$(25,882)	$(17,639)	$(8,243)

Revenue. In the year ended December 31, 2016, we recognized $0.5 million of revenue associated with our agreement with NovaMedica and the license and collaboration agreement with Spark. We did not recognize any revenue in the year ended December 31, 2015.

Research and development. Research and development expense increased by $8.7 million, from $10.8 million for the year ended December 31, 2015 to $19.5 million for the year ended December 31, 2016. This increase was primarily attributable to a $2.8 million increase in costs related to the ongoing Phase 3 clinical trial for CLS-TA for the treatment of non-infectious uveitis, a $1.7 million increase in costs associated with preclinical studies for our wet AMD program, a $2.2 million increase for costs related to the initial preparation of the Phase 3 clinical trial for CLS-TA for the treatment of macular edema associated with RVO and a $2.2 million increase in device manufacturing costs. These increases were partially offset by a $1.0 million decrease in costs for the completed Phase 2 clinical trial for CLS-TA for the treatment of non-infectious uveitis and Phase 2 clinical trial for CLS-TA for the treatment of macular edema associated with RVO.

General and administrative. General and administrative expenses decreased by $0.3 million, from $6.6 million for the year ended December 31, 2015 to $6.3 million for the year ended December 31, 2016. The decrease was primarily attributable to recognizing $1.9 million of expenses related to previously deferred offering costs in 2015, offset by increases in 2016 of $1.0 million for employee-related costs and $0.5 million for costs of operating as a public company.

Other expense. Other expense increased in the year ended December 31, 2016 by $0.4 million compared to 2015, from $0.3 million to $0.7 million. This increase was primarily the result of an increase in the mark-to-market warrant liability and the acceleration of the final payment from the original loan agreement with SVB in addition to the amortization of financing costs, the accretion of warrants and the final payment related to our new loan agreements.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had an accumulated deficit of $124.2 million and cash, cash equivalents and short-term investments of $37.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2017, our funds were held in cash, money market funds, certificates of deposit, corporate bonds, government bonds, commercial paper and treasury bills.

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

On March 12, 2018, we closed a follow-on public offering in which we sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We have granted the underwriters an option, exercisable through April 6, 2018, to purchase up to an additional 980,769 shares of common stock at the public offering price.

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

On September 28, 2016, we entered into an amended and restated loan and security agreement, which we subsequently amended on October 31, 2017, or as amended the Loan Agreement, with SVB and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders. The Loan Agreement amended and restated in its entirety our prior loan and security agreement with SVB. The Loan Agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. We may draw the remaining $7.0 million through March 31, 2018. We were required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020. A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-TA or any future product candidates, although we will require additional funding to complete our Phase 3 clinical program for CLS-TA as a potential treatment, together with an anti-VEGF agent, for RVO. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than under the Loan Agreement, and as described above we may also be able to sell up to $50.0 million of our common stock under the at-the-market sales agreement with Cowen subject to the terms of that agreement and depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including increased costs and expenses for fees to members of our board of directors, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, including our ability to control spending by delaying, reducing or eliminating research and development programs or reducing administrative expense while still advancing clinical trials for our most advanced product candidates, we expect that our existing cash, cash equivalents and short-term investments, including the net proceeds from our public offering of common stock in March 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(51,083)	$(22,709)	$(13,902)
Investing activities	20,121	(49,140)	(28)
Financing activities	5,362	86,390	25,944
Net change in cash and cash equivalents	$(25,600)	$14,541	$12,014

During the years ended December 31, 2017, 2016 and 2015, our operating activities used net cash of $51.1 million, $22.7 million and $13.9 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and 2015 was primarily attributable to higher research and development expenses related to our Phase 3 clinical trials PEACHTREE, SAPPHIRE and TOPAZ and the related expenses to support them including employee-related costs.

During the year ended December 31, 2017, our net cash provided by investing activities was $20.1 million, compared to net cash used in investing activities of $49.1 million and $28,000 during the years ended December 31, 2016 and 2015, respectively. In the year ended December 31, 2017, cash flows provided by investing activities was primarily from $68.5 million for the maturities of short-term, available-for-sale investments, which include certificates of deposit, corporate bonds and government bonds, commercial paper, treasury bills and agency obligations, partially offset by the purchase of $48.1 million of short-term, available-for-sale investments and $0.3 million for the purchase of furniture and fixtures for our corporate office. In the year ended December 31, 2016, cash flows used in investing activities resulted primarily from the purchase of $54.5 million of short-term, available-for-sale investments, partially offset by $5.7 million for the maturities of short-term, available-for-sale investments. Net cash used in investing activities during the years ended December 31, 2015 was comprised of the purchase of fixed assets.

During the years ended December 31, 2017, 2016 and 2015, our net cash provided by financing activities was $5.4 million, $86.4 million and $25.9 million, respectively. The net cash provided by financing activities for the year ended December 31, 2017 was comprised primarily of the $5.1 million of net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016. The net cash provided by financing activities for the year ended December 31, 2016 was comprised primarily of the $84.8 million of net proceeds received from our IPO and follow-on public offering of common stock and from the Loan Agreement with SVB, partially offset by $6.3 million in payments of long-term debt, which includes the $5.3 million to repay all amounts owed under the prior loan agreement with SVB. The net cash provided by financing activities during the year ended December 31, 2015 was primarily due to $20.0 million received from the sale of our Series C convertible preferred stock and amounts borrowed under the prior loan agreement with SVB.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017, all of which consisted of obligations under the lease for our corporate headquarters in Alpharetta, Georgia and obligations under the Loan Agreement.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating lease obligations	$2,665	$431	$1,374	$860	$—
Long-term debt obligations 1.	9,255	3,676	5,579	—	—
Total	$11,920	$4,107	$6,953	$860	$—

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

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplementary Data – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017 and 2016, we had cash and cash equivalents of $9.2 million and $34.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of December 31, 2017 and 2016, we had short-term investments of $28.4 million and $48.8 million, respectively. The short-term investments include certificates of deposit, corporate bonds and government bonds, commercial paper, treasury bills and agency obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. A 100 basis point increase in the variable interest rate would have resulted in an $80,000 increase in interest expense for each of the years ended December 31, 2017 and 2016.

We do not have any foreign currency or other material derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.   Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 16, 2018

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,224	$34,824
Short-term investments	28,416	48,807
Prepaid expenses	1,445	396
Other current assets	116	290
Total current assets	39,201	84,317
Property and equipment, net	885	94
Restricted cash	360	360
Other assets	47	42
Total assets	$40,493	$84,813
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,384	$2,594
Accrued liabilities	4,716	2,791
Current portion of long-term debt	3,200	—
Current portion of deferred rent	199	3
Other current liabilities	20	20
Total current liabilities	13,519	5,408
Long-term debt	4,809	7,586
Deferred rent	610	—
Deferred revenue	140	160
Total liabilities	19,078	13,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and 2016; 25,354,651 and 24,573,033 shares issued and outstanding at December 31, 2017 and 2016, respectively	25	25
Additional paid-in capital	145,618	136,892
Accumulated deficit	(124,220)	(65,245)
Accumulated other comprehensive loss	(8)	(13)
Total stockholders’ equity	21,415	71,659
Total liabilities and stockholders’ equity	$40,493	$84,813

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
License and collaboration revenue	$345	$520	$—
Operating expenses:
Research and development	49,053	19,455	10,762
General and administrative	9,700	6,263	6,555
Total operating expenses	58,753	25,718	17,317
Loss from operations	(58,408)	(25,198)	(17,317)
Other expense	(567)	(684)	(322)
Net loss	$(58,975)	$(25,882)	$(17,639)
Net loss per share of common stock — basic and diluted	$(2.33)	$(1.97)	$(7.54)
Weighted average shares outstanding — basic and diluted	25,311,614	13,111,067	2,338,950

Net loss	$(58,975)	$(25,882)	$(17,639)
Unrealized gain (loss) on available-for-sale investments	5	(13)	—
Comprehensive loss	$(58,970)	$(25,895)	$(17,639)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2015	1,816,467	$2	$2,509	$(21,724)	$—	$(19,213)
Exercise of stock options	50,980	—	14	—	—	14
Vesting of restricted stock	14,203	—	—	—	—	—
Issuance of common stock upon exercise of warrants	777,612	1	(2)	—	—	(1)
Accretion of stock issuance costs	—	—	(525)	—	—	(525)
Share-based compensation expense	—	—	705	—	—	705
Net loss	—	—	—	(17,639)	—	(17,639)
Balance at December 31, 2015	2,659,262	3	2,701	(39,363)	—	(36,659)
Exercise of stock options	10,724	—	31	—	—	31
Vesting of restricted stock	6,485	—	—	—	—	—
Issuance of common stock upon exercise of warrants	133,560	—	410	—	—	410
Issuance of common stock in initial public offering	8,148,843	8	51,369	—	—	51,377
Issuance of common stock in follow-on offering	4,000,000	4	33,455	—	—	33,459
Conversion of preferred stock to common stock	9,614,159	10	48,188	—	—	48,198
Issuance of warrants to purchase common stock	—	—	308	—	—	308
Accretion of redeemable convertible preferred stock to redemption value	—	—	(884)	—	—	(884)
Share-based compensation expense	—	—	1,314	—	—	1,314
Net loss	—	—	—	(25,882)	—	(25,882)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at December 31, 2016	24,573,033	25	136,892	(65,245)	(13)	71,659
Issuance of common shares in follow-on offering	600,000	—	5,057	—	—	5,057
Issuance of common shares under employee stock purchase plan	9,692	—	66	—	—	66
Exercise of stock options	171,926	—	239	—	—	239
Share-based compensation expense	—	—	3,364	—	—	3,364
Net loss	—	—	—	(58,975)	—	(58,975)
Other comprehensive gain	—	—	—	—	5	5
Balance at December 31, 2017	25,354,651	$25	$145,618	$(124,220)	$(8)	$21,415

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(58,975)	$(25,882)	$(17,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	182	65	60
Share-based compensation expense	3,364	1,314	705
Non-cash interest expense	211	283	104
Accretion of debt discount	212	108	60
Change in fair value of warrant liability	—	156	52
Amortization and accretion on available-for-sale investments, net	(31)	(43)	—
Loss on sale of fixed assets	—	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(833)	(487)	(145)
Other assets	(5)	882	1,763
Accounts payable and accrued liabilities	4,715	1,424	632
Deferred revenue	(20)	(520)	500
Deferred rent	97	(9)	(9)
Net cash used in operating activities	(51,083)	(22,709)	(13,902)
Investing activities
Purchase of available-for-sale investments	(48,116)	(54,485)	—
Maturities of available-for-sale-investments	68,543	5,708	—
Change in restricted cash	—	(360)	—
Acquisition of property and equipment	(306)	(3)	(32)
Proceeds from the sale of fixed assets	—	—	4
Net cash provided by (used in) investing activities	20,121	(49,140)	(28)
Financing activities
Proceeds from follow-on offering, net of issuance costs	5,057	33,456	—
Proceeds from initial public offering, net of issuance costs	—	51,376	—
Proceeds from the issuance of Series C Preferred Stock, net of issuance costs	—	—	19,954
Proceeds from exercise of stock options	239	31	14
Proceeds from shares issued under employee stock purchase plan	66	—	—
Proceeds from issuance of long-term debt	—	7,857	5,976
Principal payments made on long-term debt	—	(6,330)	—
Net cash provided by financing activities	5,362	86,390	25,944
Net (decrease) increase in cash and cash equivalents	(25,600)	14,541	12,014
Cash and cash equivalents, beginning of period	34,824	20,283	8,269
Cash and cash equivalents, end of period	$9,224	$34,824	$20,283
Supplemental disclosure
Interest paid	$653	$250	$100
Supplemental disclosure of noncash investing and financing activities
Tenant improvements paid by landlord	$637	$—	$—
Conversion of convertible preferred stock to common stock	—	48,198	—
Reclassification of deferred initial public offering costs	—	1,597	—
Issuance of warrants to purchase common stock	—	308	—
Issuance of warrant to purchase Series B preferred stock	—	—	164
Accretion of redeemable convertible preferred stock to redemption value	—	884	525
Unpaid initial public offering costs in accounts payable and accrued expenses	—	507	410

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

On December 9, 2016, the Company’s registration statement on Form S-1 relating to its follow-on public offering of its common stock was declared effective by the SEC. The follow-on public offering closed on December 14, 2016 and the Company sold 4,000,000 share of common stock at a price to the public of $9.00 per share, for net proceeds of $33.4 million. On December 30, 2016, the underwriters of the follow-on public offering exercised their option to purchase additional shares and on January 6, 2017, the Company sold 600,000 additional shares of common stock at a price to the public of $9.00 per share, for net proceeds of $5.1 million. The Company paid to the underwriters underwriting discounts and commissions of $2.5 million in connection with the follow-on public offering, including the underwriters’ exercise of their option to purchase additional shares, and incurred expenses of $0.4 million in connection with the follow-on public offering.

On June 30, 2017, the Company entered into an at-the-market sales agreement with Cowen and Company LLC (“Cowen”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as its sales agent. As of the date of this report, the Company has not sold any shares of its common stock under the at-the-market facility.

On March 12, 2018, the Company closed a follow-on public offering in which it sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

Prior to the IPO, the Company had funded its operations primarily through the sale of convertible preferred stock and the issuance of long-term debt, resulting in aggregate proceeds of approximately $53.9 million. Even with the completion of the IPO and the subsequent public offerings of common stock, the Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its drug candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $37.6 million as of December 31, 2017. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate sufficient revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. However, the Company is able to control spending on development activities while proceeding with a new drug application and still advancing clinical trials for key drug candidates and the Company expects that the cash on hand as of the filing date, March 16, 2018, will be sufficient to fund its operations for at least the next 12 months from that date.

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

Property and Equipment, Net

Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, or for leasehold improvement the lesser of the useful life or remaining lease term . Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Debt Discount

All debt discounts are recorded against the related debt obligation and are amortized using the effective interest rate method over the term of the underlying debt obligation and reflected in interest expense.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, on fair value measurements. The Company’s material financial instruments at December 31, 2017 and 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, other current assets, and accounts payable approximate their respective carrying values due to the short term nature of these instruments.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses of $28.0 million for the period from May 26, 2011 (inception) to December 31, 2017. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical and preclinical studies;
•	costs associated with nonclinical and development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

Compensation cost related to shares purchased through the Company’s employee stock purchase plan, which is considered compensatory, is based on the estimated fair value of the shares on the offering date, including consideration of the discount and the look back period. The Company estimates the fair value of the shares using a Black-Scholes option pricing model. Compensation expense is recognized over the six month withholding period prior to the purchase date.

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

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2017, the restricted cash balance was invested in a commercial money market account.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2016, Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. The update is effective for annual periods beginning after December 15, 2017, and interim periods within the period. Early adoption is permitted. The Company adopted the standard effective January 1, 2018, and the adoption did not have a material impact on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which addresses diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted the standard effective January 1, 2018, and the adoption did not have a material impact on its financial statements and related disclosures.

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

The Company plans to adopt the standard using the modified retrospective transition method. After evaluating its current and prior license agreements, as well as its other collaboration agreements, the Company does not expect that the adoption of ASU 2014-09 will not have a material impact on its financial statements and related disclosures.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December31,
		2017	2016
Furniture and fixtures	5	$303	$69
Machinery and equipment	5	121	121
Computer equipment	3	41	27
Leasehold improvements	Lesser of useful life or remaining lease term	667	45
Total property and equipment		1,132	262
Less: Accumulated depreciation		(247)	(168)
Property and equipment, net		$885	$94

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued research and development	$3,360	$1,153
Accrued bonuses	920	870
Accrued professional fees	62	410
Accrued vacation	113	72
Accrued interest payable	58	52
Accrued expense	203	234
	$4,716	$2,791

5. Long-Term Debt

Loan and Security Agreements

In April 2015, the Company entered into a loan agreement (the “original loan agreement”) with Silicon Valley Bank (“SVB”) for borrowings up to $6.0 million, with a floating interest rate equal to the Wall Street Journal’s prime rate minus 0.50%. Under the terms of the original loan agreement, an initial tranche of $4.0 million was advanced on April 15, 2015 and an additional tranche of $2.0 million was advanced on May 15, 2015. The Company was required to pay accrued interest only for a period of 12 months from the date of each advance, followed by 30 equal monthly payments of principal and accrued interest. A final payment of $0.3 million, or 5.50% of the aggregate borrowed amount, was due at maturity of the loan in 2018 and was being accreted in long-term debt over the life of the loan. Closing costs of $24,000 were recorded against the long-term debt liability and were also being accreted over the life of the loan.

In September 2016, the Company entered into an amended and restated loan and security agreement, which was subsequently amended on October 31, 2017 (as amended, the “loan agreement”) with SVB, MidCap Funding XII Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the Company’s original loan agreement. The loan agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%.

Under the terms of the loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The Company may draw the remaining $7.0 million through March 31, 2018. The Company was required to pay accrued interest only through December 31, 2017 on the outstanding amount, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayment through May 31, 2020. A final payment of $0.5 million, or 6.50% of the aggregate borrowed amount, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the initial $8.0 million advanced on September 28, 2016, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the new loan.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the original loan agreement and the loan agreement was $653,000, $287,000 and $115,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Accretion of the scheduled final payment under the original loan agreement and the loan agreement was $211,000, $283,000 and $101,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Accretion of the deferred closing costs under the original loan agreement and the loan agreement was $62,000, $17,000 and $7,400 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2018	$3,200	$476	$3,676
2019	3,200	234	3,434
2020	1,600	545	2,145
	$8,000	$1,255	$9,255

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

The following table summarizes the activity of convertible preferred stock (in thousands, except per share amounts):

									Total
	Series A		Series A-1		Series B		Series C		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock
Balance at January 1, 2016	5,198,826	$4,086	4,356,931	$7,900	6,009,202	$15,372	5,274,674	$19,956	$47,314
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	840	—	44	884
Conversion of preferred stock to common stock at closing of IPO	(5,198,826)	(4,086)	(4,356,931)	(7,900)	(6,009,202)	(16,212)	(5,274,674)	(20,000)	(48,198)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	$—

As of December 31, 2017 and 2016, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

8. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2017 and 2016, there were 25,354,651 and 24,573,033 shares of common stock outstanding, respectively.

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

In September 2016, in connection with the loan agreement, the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a remaining life of 8.75 years as of December 31, 2017.

10. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The Company reserved 1,818,182 shares of common stock for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2017, under the 2016 Plan, options to purchase 2,044,400 shares of the Company’s common stock were outstanding at a weighted average price of $7.98 per share and 751,078 shares remained available for future grant. As of January 1, 2018, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 1,014,186 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2017, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 1,765,264 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2017, options to purchase 1,013,713 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.47 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Research and development	$1,348	$539	$327
General and administrative	1,988	775	378
Total	$3,336	$1,314	$705

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the fair value calculation for the underlying common stock for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	96.85%	97.45%	86.63%
Risk-free interest rate	2.20%	2.20%	2.09%
Expected dividend yield	0.00%	0.00%	0.00%

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

Expected stock price volatility: The volatility assumption is based on the historical volatilities of the stock of several public entities that are similar to the Company, as the Company does not have sufficient historical transactions in its own shares on which to base expected volatility. A similar peer group of companies was utilized for 2017 and 2016.

Forfeitures: As of January 1, 2017, upon adopting ASU 2016-09, the Company began recording forfeitures as they occurred. In prior years, the Company had estimated its forfeiture rate to be zero for the periods presented and any expense true-ups for terminated employees have been immaterial.

The following table summarizes the activity related to stock options during the year ended December 31, 2017:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2017	2,243,575	$5.78
Granted	1,127,950	6.45
Exercised	(171,926)	1.37
Cancelled/Forfeited	(124,250)	8.40
Options outstanding at December 31, 2017	3,075,349	6.17

Options exercisable at December 31, 2016	789,120	1.55

Options exercisable at December 31, 2017	1,114,286	3.94

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2017 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.02 - $0.40	465,265			5.4	465,265			5.4
$3.08 - $5.89	1,385,871			8.9	356,632			7.2
$6.16 - $8.90	1,105,921			8.9	264,161			8.2
$9.11 - $20.84	118,292			9.0	28,228			8.9
	3,075,349	$6.17	$5,598	8.4	1,114,286	$3.94	$4,180	6.7

As of December 31, 2017, the Company had $11.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years. The weighted-average fair values of all stock options granted for the years ended December 31, 2017, 2016 and 2015 was $5.25 per share, $7.89 per share and $5.72 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 29, 2017 was $7.00, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The Company reserved 181,818 shares of common stock for issuance under the 2016 ESPP. Additionally, the number of shares reserved for issuance under the 2016 ESPP will automatically increase for a period of ten years, from January 1, 2017 through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. As of January 1, 2018, the number of shares of common stock that may be issued under the 2016 ESPP was automatically increased by 253,546 shares, representing 1% of the total number of shares of common stock outstanding on December 31, 2017, increasing the number of shares of common stock available for issuance under the 2016 ESPP as of that date to 671,402 shares.

The first offering period for the 2016 ESPP commenced on January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. During the year ended December 31, 2017, the Company issued 9,692 shares of common stock purchased under the 2016 ESPP, and $21,000 and $7,000 of share-based compensation expense was recorded in general and administration expense and research and development expense, respectively.

11. Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2017	2016	2015
Deferred tax asset (liability)
Net operating loss carryforwards	$27,999	$23,391	$14,119
Non-deductible accrued expenses	248	358	230
Deferred rent	49	1	4
Deferred revenue	38	69	77
Stock compensation expense	387	101	88
Depreciation differences	(18)	(13)	(28)
Federal tax credits	3,437	1,232	850
State tax credits	524	301	262
Charitable contributions	6	6	3
Valuation allowance	(32,670)	(25,446)	(15,605)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal tax rate	34.00%	34.00%	34.00%
State tax rate	2.42	3.79	4.54
Permanent difference and other	(2.84)	(1.98)	(1.26)
Tax credit	3.97	1.62	2.66
Valuation allowance	(12.42)	(37.43)	(39.94)
Impact of federal rate change	(25.13)	—	—
	0.00%	0.00%	0.00%

In December 2017, the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company recorded a provisional tax expense of the impact of the 2017 Tax Act of approximately $14.9 million. This amount is primarily comprised of the re-measurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. Based on the Company’s history of net operating losses, any benefit that is being or will be derived from the 2017 Tax Act will be offset by a full valuation allowance, as discussed further below.

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses, the deferred tax assets arising from the aforementioned future tax benefits are currently not likely to be realized and, accordingly, are offset by a full valuation allowance. The income tax provision varies from the expected provision determined by applying the federal statutory income tax rate to income (loss). The difference in the expected provision, as determined by applying the federal statutory income tax rate to income (loss) is primarily due to the increase in the deferred income tax valuation allowance of $7.2 million, $9.8 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and in 2017, the impact of the federal rate change because of the 2017 Tax Act.

As of December 31, 2017, the Company had net deferred tax assets primarily related to net operating loss carryforwards of $28.0 million, which expire through 2037. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The effect of an ownership change could be an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

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

Minimum lease payments were as follows at December 31, 2017 (in thousands):

Year ending December 31,
2018	$431
2019	444
2020	458
2021	472
2022	487
Thereafter	373
Total minimum lease payments	$2,665

Rent expense was $214,000, $81,000 and $150,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

13. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. The Company recorded $20,000 of license revenue during each of the years ended December 31, 2017 and 2016 for this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC (“Rusnano MedInvest”) and Domain Russia Investments Limited. RMI Investments, which beneficially owned approximately 6% of the Company’s voting securities as of December 31, 2017, is a wholly owned subsidiary of Rusnano MedInvest.

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

The Company has periodically entered into other short-term collaboration agreements to evaluate the potential use of its proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $325,000 of revenue from these collaboration agreements during the year ended December 31, 2017.

14. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Government bonds and agency obligations	$11,241	$(3)	$11,238
Commercial paper	10,154	—	10,154
Corporate bonds	5,069	(5)	5,064
Certificates of deposit	1,960	—	1,960
Total available-for-sale investments	$28,424	$(8)	$28,416

15. Fair Value Measurements

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

The Company’s material financial instruments at December 31, 2017 and 2016 consisted primarily of cash and cash equivalents, short-term investments and long-term debt and stock purchase warrant liabilities. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds, commercial paper, treasury bills and agency obligations, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale. The Company has determined its stock purchase warrants liability to be Level 3 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$9,224	$—	$—	$9,224
Restricted cash money market	360	—	—	360
Government bonds and treasury bills	11,238	—	—	11,238
Certificates of deposit	—	1,960	—	1,960
Corporate bonds	—	5,064	—	5,064
Commercial paper	—	10,154	—	10,154
Total financial assets	$20,822	$17,178	$—	$38,000

	December 31, 2016
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$29,928	$—	$—	$29,928
Restricted cash money market	360	—	—	360
Government bonds	19,027	—	—	19,027
Certificates of deposit	—	6,579	—	6,579
Agency obligations	—	4,179	—	4,179
Corporate bonds	—	7,262	—	7,262
Commercial paper	—	16,656	—	16,656
Total financial assets	$49,315	$34,676	$—	$83,991

Prior to the IPO, the Company estimated the fair value of its warrants to purchase preferred stock using an option pricing model that included three valuation scenarios, a non-IPO scenario and two IPO scenarios. Under the IPO scenarios, the Company calculated the value of the warrant based on a call option of the common share at IPO (assuming the underlying preferred stock would convert to common stock) given the time to exit and the term of the warrants stipulated in the contract. The Company then applied a discount for lack of marketability. Subsequent to the IPO, the Company used the Black-Scholes option pricing model to estimate the fair value of the remaining warrants. The estimates in the Black-Scholes option pricing model are based, in part, on assumptions related to the volatility of comparable public companies, the expected life of the warrants, the risk-free interest rate and the fair value of the underlying warrants. Changes in the fair value of the stock purchase warrants were recorded in other expense, net in the statements of operations. The following table summarizes the changes in fair value of the Level 3 liability, stock purchase warrants (in thousands):

Level 3 Liabilities
Year Ended December 31,
2016
Stock purchase warrants
Balance at beginning of period	$258
Issuance of stock purchase warrants	—
Exercise of stock purchase warrants	(414)
Net increase in fair value remeasurement	156
Balance at end of period	$—

16. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss per share gives effect to all dilutive potential shares of common stock outstanding during this period.

For all periods presented, the Company’s potential common stock equivalents, which included convertible preferred stock, stock options, unvested restricted stock and stock purchase warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Convertible preferred stock	—	—	9,472,530
Outstanding stock options	3,075,349	2,243,575	1,261,637
Unvested restricted stock	—	—	6,485
Stock purchase warrants	29,796	29,796	146,298
	3,105,145	2,273,371	10,886,950

17. Quarterly Financial Information (unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2017 and 2016 are as follows (in thousands except per share data):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses	$(10,261)	$(13,768)	$(18,348)	$(16,376)
Net loss	$(10,373)	$(13,773)	$(18,336)	$(16,493)
Net loss per share of common stock — basic and diluted	$(0.41)	$(0.54)	$(0.72)	$(0.65)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$(5,862)	$(5,183)	$(5,311)	$(9,362)
Net loss	$(5,449)	$(5,102)	$(5,645)	$(9,686)
Net loss per share of common stock — basic and diluted	$(2.05)	$(0.62)	$(0.28)	$(0.45)

18. Subsequent Events

On March 12, 2018, the Company closed a follow-on public offering in which it sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company has granted the underwriters of the offering an option, exercisable through April 6, 2018, to purchase up to an additional 980,769 shares of common stock at the public offering price.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

1. Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

3. Exhibits

Exhibit number	Description of document

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

10.1	#

License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated as of July 4, 2012, as amended by the First Amendment to License Agreement, dated April 2, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.2	+

2011 Stock Incentive Plan, as amended to date (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.3	+

Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.4	+

Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.5	+	2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-212014), file with the Commission on June 14, 2016).

10.6	+

Form of Stock Option Grant Notice and Stock Option Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.7	+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.8	+

Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on January 8, 2016).

10.9	+

Form of 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208916), filed with the Commission on March 18, 2016).

10.10	#

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

10.12

Office Lease Agreement, dated November 21, 2016, by and between the Registrant and BRE/COH GA LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on November 23, 2016).

10.13

Second Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated December 12, 2016 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 16, 2017).

10.14

Sales Agreement, dated June 30, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on July 3, 2017).

10.15	+

Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Daniel H. White, dated as of August 3, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.16	+

Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Charles A. Deignan, dated as of August 3, 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.17	+

Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Glenn Noronha, dated as of August 3, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.18	+

Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.19

First Amendment to Amended and Restated Loan and Security Agreement, by and among the Company, Silicon Valley Bank, ELM 2016-1 Trust and Midcap Financial Trust, dated as of October 31, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on November 2, 2017).

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

32.1	^

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
^

These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ Daniel H. White
March 16, 2018		Daniel H. White President and Chief Executive Officer

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

Signature	Title	Date

/s/ Daniel H. White Daniel H. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018

/s/Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 16, 2018

/s/Clay B. Thorp Clay B. Thorp	Director	March 16, 2018

/s/William D Humphries William D. Humphries	Director	March 16, 2018

/s/Evgeny Zaytsev, M.D. Evgeny Zaytsev, M.D.	Director	March 16, 2018

/s/Gerald D. Cagle, Ph. D. Gerald D. Cagle, Ph.D.	Director	March 16, 2018

/s/George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	Director	March 16, 2018

/s/Richard Croarkin Richard Croarkin	Director	March 16, 2018