Form 10-Q
period 2018-03-31
Clearside Biomedical, Inc.
filed 2018-05-10
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 31,947,033 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$84,834	$9,224
Short-term investments	16,221	28,416
Prepaid expenses	2,168	1,445
Other current assets	6	116
Total current assets	103,229	39,201
Property and equipment, net	838	885
Restricted cash	360	360
Other assets	35	47
Total assets	$104,462	$40,493
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,744	$5,384
Accrued liabilities	3,697	4,716
Current portion of long-term debt	3,200	3,200
Current portion of deferred rent	202	199
Other current liabilities	—	20
Total current liabilities	13,843	13,519
Long-term debt	4,107	4,809
Deferred rent	581	610
Deferred revenue	—	140
Total liabilities	18,531	19,078
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 31,947,033 and 25,354,651 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	32	25
Additional paid-in capital	226,567	145,618
Accumulated deficit	(140,667)	(124,220)
Accumulated other comprehensive loss	(1)	(8)
Total stockholders’ equity	85,931	21,415
Total liabilities and stockholders’ equity	$104,462	$40,493

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
License revenue	$—	$5
Operating expenses:
Research and development	13,379	7,590
General and administrative	3,074	2,671
Total operating expenses	16,453	10,261
Loss from operations	(16,453)	(10,256)
Other expense, net	(154)	(117)
Net loss	$(16,607)	$(10,373)
Net loss per share of common stock — basic and diluted	$(0.62)	$(0.41)
Weighted average shares outstanding — basic and diluted	26,818,137	25,250,333

Net loss	$(16,607)	$(10,373)
Unrealized gain (loss) on available-for-sale investments	7	(8)
Comprehensive loss	$(16,600)	$(10,381)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(16,607)	$(10,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	30
Share-based compensation expense	1,138	752
Non-cash interest expense	49	52
Accretion of debt discount	49	53
Amortization and accretion on available-for-sale investments, net	(43)	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(613)	(2,305)
Other assets	12	(62)
Accounts payable and accrued liabilities	341	872
Deferred revenue	—	(5)
Deferred rent	(26)	(10)
Net cash used in operating activities	(15,653)	(10,978)
Investing activities
Purchase of available-for-sale investments	(8,725)	(12,656)
Maturities of available-for-sale investments	20,970	6,975
Acquisition of property and equipment	—	(309)
Net cash provided by (used in) investing activities	12,245	(5,990)
Financing activities
Proceeds from follow-on public offering, net of issuance costs	79,581	5,057
Proceeds from exercise of stock options	237	76
Principal payments made on long-term debt	(800)	—
Net cash provided by financing activities	79,018	5,133
Net increase (decrease) in cash, cash equivalents and restricted cash	75,610	(11,835)
Cash, cash equivalents and restricted cash, beginning of period	9,584	35,184
Cash, cash equivalents and restricted cash, end of period	$85,194	$23,349
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$—	$637

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. The Company’s current product candidates are injected into the suprachoroidal space (“SCS”) using our proprietary SCS Microinjector, and focus on the treatment of diseases affecting the retina and choroid, especially diseases associated with macular edema. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of, and successfully commercializes, its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts, regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company has funded its operations primarily through the proceeds of its public offerings of common stock, sale of convertible preferred stock and the issuance of long-term debt. On March 12, 2018, the Company closed a follow-on public offering in which it sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and to complete the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $101.1 million as of March 31, 2018. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. Absent raising additional funds, the Company expects that it will be able to delay, reduce or eliminate certain research and development programs or reduce administrative expense while still advancing clinical trials for key product candidates in order that the cash on hand as of the filing date, May 10, 2018, will be sufficient to fund its operations into the fourth quarter of 2019.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2018, statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2018 and its results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with nonclinical and clinical development activities;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

Share-Based Compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of awards granted to non-employees is re-measured each period until the related service is complete. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period.

Compensation cost related to shares purchased through the Company’s employee stock purchase plan, which is considered compensatory, is based on the estimated fair value of the shares on the offering date, including consideration of the discount and the look back period. The Company estimates the fair value of the shares using a Black-Scholes option pricing model. Compensation expense is recognized over the six-month withholding period prior to the purchase date.

All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of commercial paper, corporate bonds and government bonds. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss) until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies will be required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modify guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, which deferred by one year the effective date of ASU 2014-09.

The Company adopted the standard effective January 1, 2018 using the modified retrospective transition method. After evaluating its current and prior license agreements, as well as its other collaboration agreements, the Company recorded the remaining $160,000 of deferred revenue as a cumulative adjustment to accumulated deficit. The adoption of the new standard did not have a material impact on the Company’s financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which addresses diversity in practice in the classification and presentation of a change in restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted the standard effective January 1, 2018, resulting in a change to the presentation of restricted cash on the statements of cash flows.

The following table is a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total amounts in the statements of cash flows (in thousands).

	March 31,
	2018	2017
Cash and cash equivalents	$84,834	$22,989
Restricted cash	360	360
Cash, cash equivalents and restricted cash shown on the statements of cash flows	$85,194	$23,349

Restricted cash consists of amounts held by a financial institution under a contractual agreement.

In May 2017, the FASB issued ASU 2017-9, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2017-9 effective January 1, 2018, and the impact on its financial statements and related disclosure would depend on any future modifications to its share-based awards.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2018	December 31, 2017
Furniture and fixtures	5	$303	$303
Machinery and equipment	5	121	121
Computer equipment	3	32	41
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,123	1,132
Less: Accumulated depreciation		(285)	(247)
		$838	$885

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued research and development	$2,682	$3,360
Accrued bonuses	274	920
Accrued professional fees	224	62
Accrued vacation	84	113
Accrued interest payable	54	58
Accrued expense	379	203
	$3,697	$4,716

5. Long-Term Debt

Loan and Security Agreements

In September 2016, the Company entered into an amended and restated loan and security agreement, which was subsequently amended on October 31, 2017 (as amended, the “loan agreement”) with Silicon Valley Bank (“SVB”), MidCap Funding XII Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the Company’s prior loan and security agreement. The loan agreement provides for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%.

Under the terms of the loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The draw period for the remaining $7.0 million available under the loan agreement expired on March 31, 2018. The Company was required to pay accrued interest only on the outstanding $8.0 million balance through December 31, 2017, followed by 30 equal payments of principal and accrued interest. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020. A final payment of $0.5 million, is due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and is being accreted in long-term debt over the life of the loan. Of the $8.0 million borrowed, $5.3 million was used to repay all amounts outstanding under the prior loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the loan agreement.

The term loans under the loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements was $161,000 and $156,000 for the three months ended March 31, 2018 and 2017, respectively. Accretion of the scheduled final payment was $49,000 and $52,000 for the three months ended March 31, 2018 and 2017, respectively. Accretion of the deferred debt issuance costs was $49,000 and $53,000 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2018	$2,400	$336	$2,736
2019	3,200	234	3,434
2020	1,600	545	2,145
	$7,200	$1,115	$8,315

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2018 and December 31, 2017, there were 31,947,033 and 25,354,651 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with the loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 8.50 years as of March 31, 2018.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$431	$325
General and administrative	702	417
Total	$1,133	$742

The following table summarizes the activity related to stock options during the three months ended March 31, 2018:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2018	3,075,349	$6.17
Granted	142,500	6.23
Exercised	(53,920)	4.40
Forfeited	(28,000)	7.72
Options outstanding at March 31, 2018	3,135,929	6.19

Options exercisable at December 31, 2017	1,114,286	3.94

Options exercisable at March 31, 2018	1,170,429	4.28

As of March 31, 2018, the Company had $11.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has issued a total of 9,692 shares of common stock purchased under the 2016 ESPP. For the three months ended March 31, 2018 and 2017, the Company has reported $5,000 and $10,000, respectively, of share-based compensation expense in the statements of operations and comprehensive loss for the estimated number of shares to be purchased on the next purchase date.

9. Commitments and Contingencies

Lease Commitment Summary

In November 2016, the Company signed an office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The lease agreement is for a 6.5 year term with a renewal option for one additional five-year term. Rental payments are $35,145 per month subject to an increase of 3% per year. Rent expense under this lease is recognized on a straight-line basis over the term of the lease. In addition, the lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises. The Company relocated to this new space in March 2017.

Total future minimum lease payments were as follows at March 31, 2018 (in thousands):

Year Ending December 31,
2018	$326
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,560

Rent expense was $58,000 and $40,000 for three months ended March 31, 2018 and 2017, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that, when completed, would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter of 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. On January 1, 2018, upon the adoption of ASU 2014-09, the Company accelerated the recognition of the deferred revenue and recorded the remaining balance of $160,000 as a cumulative adjustment to accumulated deficit. The Company recorded $5,000 of license revenue during the three months ended March 31, 2017, from this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

The Company has periodically entered into other short-term collaboration agreements, generally with performance obligations of one-to-two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	March 31, 2018
	Amortized	Unrealized	Fair
	Cost	Losses	Value

Government bonds	$1,000	$—	$1,000
Commercial paper	14,472	—	14,472
Corporate bonds	750	(1)	749
Total available-for-sale investments	$16,222	$(1)	$16,221

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

The Company’s material financial instruments at March 31, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of corporate bonds and commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2018 and the year ended December 31, 2017.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$66,530	$—	$—	$66,530
Restricted cash money market	360	—	—	360
Government bonds	1,000	—	—	1,000
Corporate bonds	—	749	—	749
Commercial paper	—	32,776	—	32,776
Total financial assets	$67,890	$33,525	$—	$101,415

	December 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$9,224	$—	$—	$9,224
Restricted cash money market	360	—	—	360
Government bonds	11,238	—	—	11,238
Certificates of deposit	—	1,960	—	1,960
Corporate bonds	—	5,064	—	5,064
Commercial paper	—	10,154	—	10,154
Total financial assets	$20,822	$17,178	$—	$38,000

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended March 31,
	2018	2017
Outstanding stock options	3,135,929	2,179,092
Stock purchase warrants	29,796	29,796
	3,165,725	2,208,888

14. Subsequent Event

On May 8, 2018, the Company entered into a Supply Agreement with Gerresheimer Regensburg GMBH, a company incorporated under laws of Germany (“Gerresheimer”), pursuant to which Gerresheimer will manufacture and supply the Company’s proprietary SCS Microinjector in accordance with purchase orders from the Company. The agreement contains an initial five-year term that will automatically renew for successive periods of three years.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017 appearing in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. Our current product candidates are injected into the suprachoroidal space, or SCS, using our proprietary SCS Microinjector, and focus on the treatment of diseases affecting the retina and choroid, especially diseases associated with macular edema. With the suprachoroidal injection procedure, our product candidates are more directly administered to the retina and choroid as compared to other ocular drug administration techniques such as intravitreal injections. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including lower frequency of administration and faster onset of therapeutic effect. We hold the exclusive rights to develop and commercialize drugs for treatment via injection into the SCS. Our most advanced product candidates are based on commonly used ophthalmic drugs, which we believe will allow us to more efficiently and predictably pursue the regulatory approval of these product candidates under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

We are developing suprachoroidally injected CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally for the treatment of patients with non-infectious uveitis. On March 5, 2018, we announced positive topline results from our PEACHTREE Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis. We enrolled 160 patients in the trial, of which 96 patients were randomized to the treatment arm to receive two 4.0 mg doses of suprachoroidal CLS-TA 12 weeks apart, and 64 patients were randomized to the control arm to undergo a sham procedure at the same 12-week intervals. Patients were evaluated every four weeks for a total of 24 weeks, and a total of 155 patients, or 97% of those enrolled, completed the full evaluation period of the trial. The trial met the primary endpoint with 47% of suprachoroidal CLS-TA patients gaining at least 15 letters in best corrected visual acuity, or BCVA, as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients in the control arm. This improvement was statistically significant, with a p-value of less than 0.001. The improvement in BCVA from baseline was better in the treatment arm than the control arm at each monthly evaluation. The mean improvement from baseline was maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.7 letters gained at week 24 in the treatment arm, compared to 1.2 letters gained at week 4 and 2.9 letters gained at week 24 in the control arm.

Administration of suprachoroidal CLS-TA resulted in a mean reduction from baseline of 157 microns in central subfield thickness at week 24 in the treatment arm compared to a 19 micron mean reduction in the control arm, a result that was also statistically significant with a p-value of less than 0.001.

Suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, steroid-related elevated intraocular pressure, or IOP, adverse events were reported for approximately 11.5% of patients in the CLS-TA treatment arm, compared to no patients in the control arm. In addition, over the course of this 24-week trial, adverse events involving changes in cataract grading from baseline were similar in each arm, with approximately 8% of patients in each arm showing adverse event changes in cataract grading. Further, no cataract surgeries resulted from this trial.

Additionally, signs of inflammation resolved in approximately 70% of treatment arm patients. For example, 69% of patients in the treatment arm with any level of vitreous haze at baseline had vitreous haze scores of zero by the final visit at week 24, compared to 7% of control patients whose vitreous haze resolved by week 24. Resolution of anterior chamber cells and anterior chamber flare was

72% and 74%, respectively, of patients in the CLS-TA treatment arm compared to 17% and 22%, respectively, of patients in the control arm.

With respect to durability of treatment effect, over 85% of the patients in the treatment arm did not receive rescue therapy, remaining on CLS-TA treatment over the 24 weeks of the trial. In the control arm, only between 30% and 35% of patients did not receive rescue therapy.

Based on the results from PEACHTREE, we intend to submit a New Drug Application, or NDA, for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

We are also developing CLS-TA in combination with an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of macular edema associated with retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. We are exploring whether suprachoroidal CLS-TA together with an intravitreal injection of an anti-VEGF agent can provide improved visual acuity, reduced macular edema and reduced injection frequency, as compared to administration of an intravitreal anti-VEGF agent alone.

We have completed a Phase 2 clinical trial, which we refer to as TANZANITE, in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the combination arm initially received suprachoroidal CLS-TA together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received intravitreal Eylea alone. The objective of the trial was to determine whether patients receiving suprachoroidal CLS-TA together with intravitreal Eylea could sustain this improved visual acuity over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary objective of the trial was met, with patients in the combination arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the Eylea alone control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the combination arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the combination arm experienced greater improvement in visual acuity than those in the Eylea alone control arm, with a mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during the initial three-month evaluation period to further assess the durability of suprachoroidal CLS-TA in combination with intravitreal Eylea for an additional six months following completion of the trial. Of the 32 eligible patients, the medical records of 31 patients were obtained for review. Based on combined data from TANZANITE and the extended evaluation period, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017. We are continuing to enroll patients in SAPPHIRE, a multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with intravitreal Eylea in patients with RVO. Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4 and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months. While safety and efficacy analyses will be conducted at week 24 and after the additional six-month period, the primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints will also be evaluated. We anticipate total enrollment of approximately 460 patients in the trial to be completed in the second quarter of 2018 and expect to report preliminary 8-week results from SAPPHIRE in the fourth quarter of 2018.

In addition, in the third quarter of 2017, we began the start-up activities for a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We enrolled the first patient in TOPAZ in March 2018. Similar to the SAPPHIRE trial, TOPAZ is a multicenter, randomized, masked, controlled Phase 3 trial to assess the efficacy and safety of suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent (either Lucentis or Avastin) in patients with RVO. Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with an intravitreal anti-VEGF agent at the beginning of the trial, intravitreal anti-VEGF agent alone at week 4 and suprachoroidal CLS-TA together with intravitreal anti-VEGF agent at weeks 12 and 24. Patients in the control arm will receive intravitreal anti-VEGF agent alone at the beginning of the trial and follow-up intravitreal anti-VEGF agent alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months, with patients in each arm having the opportunity to receive treatment as needed based on monthly evaluations. The primary objective of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints will also be evaluated. We anticipate total enrollment of approximately 460 patients in the trial.

We are also developing suprachoroidal CLS-TA for the treatment of diabetic macular edema, or DME. In April 2017, we completed enrollment of 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. In November 2017, we announced preliminary results from the HULK trial. In the trial, we observed a mean change in visual acuity improvement from baseline for patients receiving suprachoroidal CLS-TA, with a greater benefit in treatment naïve eyes. Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness from baseline, based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. Suprachoroidal CLS-TA, including in patients who received multiple injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

In July 2017, we commenced a Phase 2 clinical trial, which we refer to as TYBEE, to evaluate the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME, as compared to intravitreal Eylea alone. We completed enrollment of 71 patients in this trial in October 2017. Patient follow-up in TYBEE is six months after initial treatment, and we expect to report preliminary data in the second quarter of 2018.

Finally, multiple nonclinical studies, both internally and with multiple collaborators, are underway in development areas such as gene therapy for inherited retinal disorders, neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of investigational product candidates.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2018, we had an accumulated deficit of $140.7 million. We recorded net losses of $16.6 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

•	complete our ongoing SAPPHIRE, TOPAZ and TYBEE clinical trials;
•	initiate and conduct our planned future clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing, medical and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, In connection with this agreement, we received an up-front payment of $200,000 from NovaMedica. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment. In the first quarter of 2018, upon our adoption ASU 2014-09, Revenue from Contracts with Customers, the remaining $160,000 of deferred revenue was recorded as a cumulative adjustment to our accumulated deficit.

We may enter into additional collaboration agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various eye diseases.

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

Expenses related to activities, such as manufacturing and stability and toxicology studies, that are supportive of a product candidate itself, are classified as direct preclinical costs. Expenses related to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical costs. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct clinical costs or preclinical costs and are separately classified as unallocated.

For the three months ended March 31, 2018 and 2017, substantially all of our research and development expenses were related to the clinical development of our product candidates.

The following table shows our research and development expenses by program for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
CLS-TA (uveitis program)	$2,573	$3,581
CLS-TA (RVO program)	7,376	1,935
CLS-TA (DME program)	1,177	140
Wet AMD program	—	247
Total	11,126	5,903
Unallocated	2,253	1,687
Total research and development expense	$13,379	$7,590

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•

the costs associated with process development, scale-up and manufacturing of CLS-TA and the SCS Microinjector for clinical trials and for requirements associated with regulatory filings associated with approval;

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the potential commercialization of our product candidates. Additionally, we anticipate increased costs related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, including compliance with the Sarbanes-Oxley Act, director and officer insurance, and investor and public relations costs.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents and short-term investments. Interest income is not considered significant to our financial statements.

Other expense primarily consists of interest expense under our loan agreements for the three months ended March 31, 2018 and 2017.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2018, other than our adoption of ASU 2014-09, Revenue from Contracts with Customers, as described in Note 2 to our financial statements included in this report.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Period-to-Period
	2018	2017	Change
	(in thousands)
License revenue	$—	$5	$(5)
Operating expenses:
Research and development	13,379	7,590	5,789
General and administrative	3,074	2,671	403
Total operating expenses	16,453	10,261	6,192
Loss from operations	(16,453)	(10,256)	(6,197)
Other expense, net	(154)	(117)	(37)
Net loss	$(16,607)	$(10,373)	$(6,234)

Revenue. In the three months ended March 31, 2017, we recognized $5,000 of revenue associated with our agreement with NovaMedica.

Research and development. Research and development expense increased by $5.8 million, from $7.6 million for the three months ended March 31, 2017 to $13.4 million for the three months ended March 31, 2018. This was primarily attributable to an increase in costs related to our clinical programs. Costs for our RVO program increased $5.4 million, and costs for our DME program increased $1.0 million. In addition to the increase in costs for our clinical trials, we also incurred a $0.1 million increase in regulatory costs in preparation for an NDA filing, a $0.2 million increase in other research and development activities and a $0.2 million increase in employee-related costs due to an increase in headcount to support our increased clinical trial activities. These increases were partially offset by a $0.6 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, and a $0.4 million decrease in costs related to device and drug manufacturing.

General and administrative. General and administrative expenses increased by $0.4 million, from $2.7 million for the three months ended March 31, 2017 to $3.1 million for the three months ended March 31, 2018. The increase was primarily attributable to a $0.5 million increase in employee-related costs and an increase of $0.1 million in marketing-related expenses as we prepare for potential commercialization of CLS-TA, partially offset by a decrease of $0.2 million in patent-related expenses.

Other expense, net. Other expense, net for each of the three months ended March 31, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to the loan agreements, partially offset by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $101.1 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2018, our funds were held in cash, money market funds, commercial paper, corporate bonds and government bonds.

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

On September 28, 2016, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders. The amended and restated loan and security agreement provided for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The draw period for the remaining $7.0 million available under the amended and restated loan and security agreement expired on March 31, 2018. In connection with the amended and restated loan and security agreement, we issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of our company, and are immediately exercisable.

The term loans under the amended and restated loan and security agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds, and, as described above, we may also be able to sell up to $50.0 million of our common stock under the at-the-market sales agreement with Cowen subject to the terms of that agreement and depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, including our ability to control spending by delaying, reducing or eliminating research and development programs or reducing administrative expense while still advancing clinical trials for our most advanced product candidates, we expect that our existing cash, cash equivalents and short-term investments, including the net proceeds from our public offering of common stock in March 2018, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(15,653)	$(10,978)
Investing activities	12,245	(5,990)
Financing activities	79,018	5,133
Net change in cash and cash equivalents	$75,610	$(11,835)

During the three months ended March 31, 2018 and 2017, our operating activities used net cash of $15.7 million and $11.0 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily attributable to the higher research and development expenses described above.

During the three months ended March 31, 2018, our net cash provided by investing activities was $12.2 million, compared to net cash used in investing activities of $6.0 million for the prior year period. In each period, cash flows from investing activities related primarily to purchases and maturities of short-term, available-for-sale investments.

During the three months ended March 31, 2018 and 2017, our net cash provided by financing activities was $79.0 million and $5.1 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2018 was comprised of the net proceeds of $79.6 million received from our March 2018 public offering of common stock and $0.2 million of proceeds from the exercise of stock options, partially offset by principal repayments of $0.8 million pursuant to our amended and restated loan and security agreement. During the three months ended March 31, 2017, our net cash provided by financing activities was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares in January 2017 as part of our public offering of common stock that initially closed in December 2016.

Contractual Obligations

As of March 31, 2018, there were no significant changes to our contractual obligations from those presented as of December 31, 2017 in our Annual Report on Form 10-K.

On May 8, 2018, we entered into a Supply Agreement with Gerresheimer Regensburg GMBH, a company incorporated under laws of Germany, or Gerresheimer, pursuant to which Gerresheimer will manufacture and supply our proprietary SCS Microinjector in accordance with purchase orders from Clearside. The agreement contains an initial five-year term that will automatically renew for successive periods of three years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $84.8 million and $9.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of March 31, 2018 and December 31, 2017, we had short-term investments of $16.2 million and $28.4 million, respectively. The short-term investments included commercial paper, corporate bonds and government bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carry a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%. We estimate that a one percentage point increase in the prime rate would have resulted in a $20,000 and $80,000 increase in interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. There have been no material changes to the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

Item 5. Other Information

On May 8, 2018, we entered into a Supply Agreement, or the Supply Agreement, with Gerresheimer Regensburg GMBH, a company incorporated under laws of Germany, or Gerresheimer, pursuant to which Gerresheimer will manufacture and supply our proprietary SCS Microinjector.

Pursuant to the Supply Agreement, we will provide Gerresheimer with a rolling forecast schedule of our projected purchase orders for at least the next four calendar quarters. In addition, we will be required to meet a product unit purchase minimum. We also granted to Gerresheimer a worldwide, royalty-free, non-exclusive, non-transferrable license of certain of our intellectual property in order to enable the manufacture of the SCS Microinjector.

The term of the Supply Agreement is five years and thereafter will be renewed automatically for three-year periods, unless terminated by either party at least 12 months prior to the end of the applicable term. In addition, either party has the right to immediately terminate the Supply Agreement under certain circumstances, including (i) upon a material breach of the Supply Agreement if the breaching party has failed to remedy the breach within 60 days or if the breach is not capable or remedy within 60 days or (ii) the other party becomes insolvent or goes into liquidation.

The foregoing is a summary description of certain terms of the Supply Agreement, is not complete and is qualified in its entirety by reference to the text of the Supply Agreement, which we expect to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2018.

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

Clearside Biomedical, Inc.

Date: May 10, 2018	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)