Form 10-Q
period 2018-06-30
Clearside Biomedical, Inc.
filed 2018-08-08
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 32,024,223 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,185	$9,224
Short-term investments	49,245	28,416
Prepaid expenses	2,391	1,445
Other current assets	—	116
Total current assets	86,821	39,201
Property and equipment, net	791	885
Restricted cash	360	360
Other assets	44	47
Total assets	$88,016	$40,493
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,372	$5,384
Accrued liabilities	2,368	4,716
Current portion of long-term debt	—	3,200
Current portion of deferred rent	206	199
Other current liabilities	—	20
Total current liabilities	10,946	13,519
Long-term debt	9,848	4,809
Deferred rent	550	610
Deferred revenue	—	140
Total liabilities	21,344	19,078
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 32,024,223 and 25,354,651 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	25
Additional paid-in capital	228,007	145,618
Accumulated deficit	(161,368)	(124,220)
Accumulated other comprehensive gain (loss)	1	(8)
Total stockholders’ equity	66,672	21,415
Total liabilities and stockholders’ equity	$88,016	$40,493

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License and collaboration revenue	$—	$130	$—	$135
Operating expenses:
Research and development	17,343	11,478	30,722	19,068
General and administrative	3,561	2,290	6,635	4,961
Total operating expenses	20,904	13,768	37,357	24,029
Loss from operations	(20,904)	(13,638)	(37,357)	(23,894)
Other income (expense), net	203	(135)	49	(252)
Net loss	$(20,701)	$(13,773)	$(37,308)	$(24,146)
Net loss per share of common stock — basic and diluted	$(0.65)	$(0.54)	$(1.27)	$(0.96)
Weighted average shares outstanding — basic and diluted	31,979,158	25,309,966	29,412,904	25,280,314

Net loss	$(20,701)	$(13,773)	$(37,308)	$(24,146)
Unrealized gain (loss) on available-for-sale investments	2	(2)	9	(10)
Comprehensive loss	$(20,699)	$(13,775)	$(37,299)	$(24,156)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(37,308)	$(24,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94	87
Share-based compensation expense	2,337	1,531
Non-cash interest expense	60	105
Accretion of debt discount	79	105
Amortization and accretion on available-for-sale investments, net	(244)	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(830)	(239)
Other assets	3	(48)
Accounts payable and accrued liabilities	640	(14)
Deferred revenue	—	(10)
Deferred rent	(53)	70
Net cash used in operating activities	(35,222)	(22,529)
Investing activities
Purchase of available-for-sale investments	(52,446)	(25,603)
Maturities of available-for-sale investments	31,870	25,010
Acquisition of property and equipment	—	(319)
Net cash used in investing activities	(20,576)	(912)
Financing activities
Proceeds from follow-on public offering, net of issuance costs	79,581	5,057
Proceeds from exercise of stock options	433	195
Proceeds from shares issued under employee stock purchase plan	45	40
Proceeds from long-term debt	10,000	—
Payments made on long-term debt	(8,300)	—
Net cash provided by financing activities	81,759	5,292
Net increase (decrease) in cash, cash equivalents and restricted cash	25,961	(18,149)
Cash, cash equivalents and restricted cash, beginning of period	9,584	35,184
Cash, cash equivalents and restricted cash, end of period	$35,545	$17,035
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$—	$637

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class drug therapies to treat blinding diseases of the eye. The Company’s current product candidates are injected into the suprachoroidal space (“SCS”) using its proprietary SCS Microinjector, and focus on the treatment of diseases affecting the retina and choroid, especially diseases associated with macular edema. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

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

Liquidity

The Company has funded its operations primarily through the proceeds of its public offerings of common stock, sale of convertible preferred stock and the issuance of long-term debt. On March 12, 2018, the Company closed a follow-on public offering in which it sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses. On May 14, 2018, the Company entered into a second amended and restated loan agreement, which provides for up to $20.0 million in term loans, of which the Company borrowed $10.0 million on May 14, 2018 (see Note 5). The Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to expend substantial resources for research and development, including costs associated with the clinical testing of its product candidates. The Company will also need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and to complete the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $84.4 million as of June 30, 2018. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. Absent raising additional funds, the Company expects that it will be able to delay, reduce or eliminate certain research and development programs or reduce administrative expense while still advancing clinical trials for key product candidates in order that the cash on hand as of the filing date, August 8, 2018, will be sufficient to fund its operations into the fourth quarter of 2019.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2018, statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018 and its results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of commercial paper and treasury bills. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss) until realized. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, companies are required to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and modifies guidance for multiple-element arrangements.

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

	June 30,
	2018	2017
Cash and cash equivalents	$35,185	$16,675
Restricted cash	360	360
Cash, cash equivalents and restricted cash shown on the statements of cash flows	$35,545	$17,035

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Shared-Based Payment Accounting. The ASU update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2018	December 31, 2017
Furniture and fixtures	5	$303	$303
Machinery and equipment	5	121	121
Computer equipment	3	32	41
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,123	1,132
Less: Accumulated depreciation		(332)	(247)
		$791	$885

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued research and development	$1,208	$3,360
Accrued bonuses	554	920
Accrued professional fees	68	62
Accrued vacation	88	113
Accrued interest payable	71	58
Accrued expense	379	203
	$2,368	$4,716

5. Long-Term Debt

Loan and Security Agreements

In September 2016, the Company entered into an amended and restated loan and security agreement, which was subsequently amended on October 31, 2017 (as amended, the “1st A&R loan agreement”) with Silicon Valley Bank (“SVB”), MidCap Funding XII Trust and MidCap Financial Trust, which amended and restated in its entirety the Company’s prior loan and security agreement. The 1st A&R loan agreement provided for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%.

Under the terms of the 1st A&R loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The draw period for the remaining $7.0 million available under the 1st A&R loan agreement expired on March 31, 2018. The Company was required to pay accrued interest only on the outstanding $8.0 million balance through December 31, 2017, followed by 30 equal payments of principal and accrued interest. The Company had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020. A final payment of $0.5 million, was due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and was being accreted in long-term debt over the life of the loan. Of the $8.0 million borrowed, $5.3 million was used to repay all amounts outstanding under the prior loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement were being accreted to long-term debt over the life of the 1st A&R loan agreement.

On May 14, 2018, the Company entered into a second amended and restated loan and security agreement (the “2nd A&R Loan Agreement”), with SVB, MidCap Funding III Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the 1st A&R loan agreement. The 2nd A&R Loan Agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month the immediately precedes the month in which the interest will accrue, or (ii) 1.89%.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the 1st A&R loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million available under the 2nd A&R Loan Agreement, $5.0 million (the “Term B Loan”) will become available for draw beginning on the later of (i) October 31, 2018 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the Company has produced positive Phase 3 data meeting the primary endpoints from its ongoing SAPPHIRE clinical trial. An additional $5.0 million (the “Term C Loan”) will become available for draw beginning on the later of (i) October 31, 2018 or (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the U.S. Food and Drug Administration (the “FDA”) has accepted the Company’s New Drug Application (“NDA”) for its product candidate CLS-TA for the treatment of patients with non-infectious uveitis. Once the draw period for the Term B Loan or the Term C Loan, as applicable, has commenced, the Company may draw funds under the applicable loan at its discretion until the earlier of (i) March 31, 2019 and (ii) the occurrence of an event of default. The Company is required to pay accrued interest only on all amounts outstanding under the 2nd A&R Loan Agreement through October 31, 2019 (or if the Term C Loan is made during the applicable draw period, through December 31, 2019), followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The Company accounted for the 2nd A&R Loan Agreement as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to lenders and closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan, which consists of the final payment, are being accreted over the life of the loan and recorded in long-term debt. Upon repayment of the 1st A&R loan agreement, all remaining closing costs associated with the 1st A&R loan agreement are being accreted to long-term debt over the life of the 2nd A&R Loan Agreement.

The term loans under the 2nd A&R Loan Agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements was $186,000 and $162,000 for the three months ended June 30, 2018 and 2017, respectively, and $346,000 and $317,000 for the six months ended June 30, 2018 and 2017, respectively. Accretion of the scheduled final payment was $11,000 and $53,000 for the three months ended June 30, 2018 and 2017, respectively, and $60,000 and $105,000 for the six months ended June 30, 2018 and 2017, respectively. Accretion of the deferred debt issuance costs was $9,000 and $53,000 for the three months ended June 30, 2018 and 2017, respectively, and $23,000 and $105,000 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the scheduled payments for the 2nd A&R Loan Agreement, including the scheduled final payment in 2022, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2018	$—	$429	$429
2019	556	845	1,401
2020	3,333	651	3,984
2021	3,333	365	3,698
2022	2,778	638	3,416
	$10,000	$2,928	$12,928

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2018 and December 31, 2017, there were 32,024,223 and 25,354,651 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with the 1st A&R loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 8.25 years as of June 30, 2018.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$443	$332	$873	$657
General and administrative	753	438	1,456	856
Total	$1,196	$770	$2,329	$1,513

The following table summarizes the activity related to stock options during the six months ended June 30, 2018:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2018	3,075,349	$6.17
Granted	318,750	8.93
Exercised	(123,724)	3.51
Forfeited	(49,875)	8.12
Options outstanding at June 30, 2018	3,220,500	6.51

Options exercisable at December 31, 2017	1,114,286	3.94

Options exercisable at June 30, 2018	1,278,725	4.90

As of June 30, 2018, the Company had $11.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has issued a total of 17,078 shares of common stock purchased under the 2016 ESPP. The Company has recorded $3,000 and $9,000 of share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $9,000 and $18,000 for the six months ended June 30, 2018 and 2017, respectively, in the statements of operations and comprehensive loss for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period.

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

Total future minimum lease payments were as follows at June 30, 2018 (in thousands):

Year Ending December 31,
2018	$217
2019	444
2020	458
2021	472
Thereafter	860
Total minimum lease payments	$2,451

Rent expense was $58,000 for each of the three months ended June 30, 2018 and 2017 and $116,000 and $98,000 for the six months ended June 30, 2018 and 2017, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that, when completed, would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter of 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. On January 1, 2018, upon the adoption of ASU 2014-09, the Company accelerated the recognition of the deferred revenue and recorded the remaining balance of $160,000 as a cumulative adjustment to accumulated deficit. The Company recorded $5,000 and $10,000 of license revenue during the three and six months ended June 30, 2017, respectively, from this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

The Company has periodically entered into other short-term collaboration agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $125,000 of revenue from these collaboration agreements during the three and six months ended June 30, 2017.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	June 30, 2018
	Amortized	Unrealized	Fair
	Cost	Losses	Value
Commercial paper	$40,784	$—	$40,784
Treasury bills	8,461	—	8,461
Total available-for-sale investments	$49,245	$—	$49,245

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

The Company’s material financial instruments at June 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of commercial paper, certificates of deposit, and corporate bonds, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2018 and the year ended December 31, 2017.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$20,913	$—	$—	$20,913
Restricted cash money market	360	—	—	360
Treasury bills	8,462	—	—	8,462
Commercial paper	—	55,055	—	55,055
Total financial assets	$29,735	$55,055	$—	$84,790

	December 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$9,224	$—	$—	$9,224
Restricted cash money market	360	—	—	360
Government bonds	11,238	—	—	11,238
Certificates of deposit	—	1,960	—	1,960
Corporate bonds	—	5,064	—	5,064
Commercial paper	—	10,154	—	10,154
Total financial assets	$20,822	$17,178	$—	$38,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding stock options	3,220,500	2,235,378	3,220,500	2,235,378
Stock purchase warrants	29,796	29,796	29,796	29,796
	3,250,296	2,265,174	3,250,296	2,265,174

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

We are developing suprachoroidally injected CLS-TA, our proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, or TA, to be administered suprachoroidally for the treatment of patients with non-infectious uveitis. On March 5, 2018, we announced positive topline results from our PEACHTREE Phase 3 clinical trial of CLS-TA for the treatment of macular edema associated with non-infectious uveitis. We enrolled 160 patients in the trial, of which 96 patients were randomized to the treatment arm to receive two 4.0 mg doses of suprachoroidal CLS-TA 12 weeks apart, and 64 patients were randomized to the control arm to undergo two sham procedures at the same 12-week intervals. Patients were evaluated every four weeks for a total of 24 weeks, and a total of 155 patients, or 97% of those enrolled, completed the full evaluation period of the trial. The trial met the primary endpoint with 47% of suprachoroidal CLS-TA patients gaining at least 15 letters in best corrected visual acuity, or BCVA, as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients in the control arm. This improvement was statistically significant, with a p-value of less than 0.001. The improvement in BCVA from baseline was better in the treatment arm than the control arm at each monthly evaluation. The mean improvement from baseline was maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.8 letters gained at week 24 in the treatment arm, compared to 1.3 letters gained at week 4 and 3.0 letters gained at week 24 in the control arm.

Administration of suprachoroidal CLS-TA resulted in a mean reduction from baseline of 153 microns in central subfield thickness, or CST, of the retina at week 24 in the treatment arm compared to an 18 micron mean reduction in the control arm, a result that was also statistically significant with a p-value of less than 0.001.

Suprachoroidal CLS-TA was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, corticosteroid-related elevated intraocular pressure, or IOP, adverse events were reported for approximately 11.5% (11/96) of patients in the CLS-TA treatment arm, compared to 15.6% (10/64) of patients in the control arm, when including patients who received corticosteroid rescue medication. Specifically, 72% (46/64) of patients in the control arm were administered rescue medication, with 38 of the 46 receiving various forms of local corticosteroid treatments, such as intravitreal OZURDEX¬Æ (dexamethasone intravitreal implant) and subtenon and intravitreal triamcinolone acetonide.  Of those 38 control arm patients, ten, or 26.3%, experienced elevated IOP. In addition, over the course of this 24-week trial, adverse events involving changes in cataract grading from baseline were similar in each arm, with approximately 7.3% and 6.3% of patients in the CLS-TA treatment arm and control arm showing adverse event changes in cataract grading, respectively. Further, no cataract surgeries resulted from this trial.

Additionally, commonly evaluated signs of inflammation resolved in at least two-thirds of treatment arm patients. For example, 67% of patients in the treatment arm with any level of vitreous haze at baseline had vitreous haze scores of zero by the final visit at week 24, compared to 23% of patients in the control arm whose vitreous haze resolved by week 24. Resolution of anterior chamber cells and anterior chamber flare was 72% and 79%, respectively, of patients in the CLS-TA treatment arm compared to 17% and 20%, respectively, of patients in the control arm.

With respect to durability of treatment effect, approximately 85% of the patients in the treatment arm did not receive rescue therapy, remaining on CLS-TA treatment over the 24 weeks of the trial, compared to approximately 28% of patients in the control arm.

In the treatment arm, 52% of patients could read 70 or more ETDRS letters, the minimum legal limit to qualify for a driver’s license in most states, at week 24, compared to 22% of patients in the control arm.

Based on the results from PEACHTREE and all of the other information from our development related to CLS-TA for the treatment of uveitis, we intend to submit a New Drug Application, or NDA, for CLS-TA for the treatment of patients with non-infectious uveitis by the end of 2018.

We are also developing CLS-TA in combination with an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. We are exploring whether suprachoroidal CLS-TA together with an intravitreal injection of an anti-VEGF agent can provide earlier improved visual acuity and reduced macular edema, and reduced injection frequency as compared to administration of an intravitreal anti-VEGF agent alone.

We completed a Phase 2 clinical trial, which we refer to as TANZANITE, in 46 patients with RVO. In this trial, 23 patients in the combination arm initially received suprachoroidal CLS-TA together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received intravitreal Eylea alone. The objective of the trial was to determine whether patients receiving suprachoroidal CLS-TA together with intravitreal Eylea could sustain improvements in visual acuity and reductions in macular edema over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary objective of the trial was met, with patients in the combination arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the Eylea alone control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the combination arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the combination arm experienced greater improvement in visual acuity than those in the Eylea alone control arm, with a mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively. In addition, 52% of patients receiving CLS-TA together with intravitreal Eylea recovered three lines of vision by month 1, compared to 39% of patients receiving intravitreal Eylea alone. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during the initial three-month evaluation period to further assess the durability of suprachoroidal CLS-TA in combination with intravitreal Eylea for an additional six months following completion of the trial. Of the 32 eligible patients, the medical records of 31 patients were obtained for review. Based on combined data from TANZANITE and the extended evaluation period, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017. In June 2018, we completed enrollment of 460 patients in SAPPHIRE, a multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of suprachoroidal CLS-TA together with intravitreal Eylea in patients with RVO. Patients in the combination treatment arm will receive suprachoroidal CLS-TA together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4 and suprachoroidal CLS-TA together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm will receive intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. After 24 weeks, patients will be followed for approximately an additional six months. While safety and efficacy analyses will be conducted at week 24 and at the end of the study after the additional six-month period, the primary endpoint of this trial will be to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints will also be evaluated. We expect to report topline 8-week results from SAPPHIRE in the fourth quarter of 2018.

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

We are also developing suprachoroidal CLS-TA for the treatment of diabetic macular edema, or DME. In April 2017, we completed enrollment of 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal CLS-TA, as well as suprachoroidal CLS-TA alone, over a six-month evaluation period. In November 2017, we announced preliminary results from the HULK trial. In the trial, we observed a mean change in visual acuity improvement from baseline for patients receiving suprachoroidal CLS-TA, with a greater improvement in treatment naïve eyes. Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness from baseline, based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. Suprachoroidal CLS-TA, including in patients who received multiple injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal CLS-TA to patients with DME, as compared to intravitreal Eylea alone. A total of 71 patients were randomly assigned 1:1 to receive either quarterly treatments of suprachoroidal CLS-TA together with intravitreal Eylea at months 0 and 3 in the combination arm or four monthly treatments of intravitreal Eylea plus a sham suprachoroidal procedure at months 0, 1, 2 and 3 in the control arm, with patients in both arms receiving intravitreal Eylea treatment at months 4 and 5 as needed. Patient follow-up in TYBEE was six months after initial treatment.

Each arm in this trial showed a statistically significant mean improvement in BCVA as measured by the ETDRS letter scale from baseline over six months (p=0.001). The improvements in BCVA in each arm were clinically and statistically similar with the combination arm and the Eylea alone arm gaining an average of 12.3 and 13.5 ETDRS letters respectively (p=0.664).

Additionally, administration of suprachoroidal CLS-TA together with intravitreal Eylea showed a mean reduction from baseline of 208 microns in CST of the retina at six months, compared to a 177 micron mean reduction in the control arm (p=0.156). Further, 93% of patients in the combination arm had a greater than 50% reduction in excess CST at six months, compared to 73% of patients in the control arm. There was significantly greater resolution in macular edema in the combination arm compared to the Eylea only arm at week 4, and this additional resolution was maintained through the 24-week trial.

Suprachoroidal CLS-TA in combination with intravitreal Eylea was generally well tolerated, with no treatment-related serious adverse events reported in the TYBEE trial through the 24-week evaluation period. Elevated IOP adverse events were reported for 8.3% (3/36) of patients in the combination arm, compared to 2.9% (1/35) of patients in the control arm. Both the combination and control arms reported cataract adverse events, with approximately 5.6% (2/36) of patients in the combination arm and 2.9% (1/35) of patients in the control arm developing cataracts. We are continuing to analyze data from the TYBEE trial along with expertise from our scientific advisors.

Finally, multiple nonclinical studies, both internally and with multiple collaborators, are underway in preclinical development areas such as gene therapy for inherited retinal disorders, neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of investigational product candidates.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2018, we had an accumulated deficit of $161.4 million. We recorded net losses of $20.7 million and $13.8 million for the three months ended June 30, 2018 and 2017, respectively, and $37.3 million and $24.1 million for the six months ended June 30, 2018 and 2017, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

•	complete our ongoing SAPPHIRE and TOPAZ clinical trials;
•	initiate and conduct our planned future clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials and other developmental efforts necessary to seek such approvals;
•	establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing, medical and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

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

For the three and six months ended June 30, 2018 and 2017, substantially all of our research and development expenses were related to the clinical development of our product candidates.

The following table shows our research and development expenses by program for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CLS-TA (uveitis program)	$2,008	$2,623	$4,581	$6,203
CLS-TA (RVO program)	11,477	5,764	18,852	7,699
CLS-TA (DME program)	1,079	805	2,256	945
Wet AMD program	—	—	—	247
Total	14,564	9,192	25,689	15,094
Unallocated	2,779	2,286	5,033	3,974
Total research and development expense	$17,343	$11,478	$30,722	$19,068

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

Other expense primarily consists of interest expense under our loan agreements for the three and six months ended June 30, 2018 and 2017.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2018, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2018, other than our adoption of ASU 2014-09, Revenue from Contracts with Customers, as described in Note 2 to our financial statements included in this report.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and collaboration revenue	$—	$130	$(130)
Operating expenses:
Research and development	17,343	11,478	5,865
General and administrative	3,561	2,290	1,271
Total operating expenses	20,904	13,768	7,136
Loss from operations	(20,904)	(13,638)	(7,266)
Other income (expense), net	203	(135)	338
Net loss	$(20,701)	$(13,773)	$(6,928)

Revenue. In the three months ended June 30, 2017, we recognized $5,000 of revenue associated with our agreement with NovaMedica and $125,000 of revenue associated with other collaboration agreements.

Research and development. Research and development expense increased by $5.9 million, from $11.5 million for the three months ended June 30, 2017 to $17.3 million for the three months ended June 30, 2018. This was primarily attributable to an increase in costs related to our clinical programs. Costs for our RVO program increased $5.7 million, which included purchases of Eylea for SAPPHIRE and start-up costs and purchases of Lucentis and Avastin for TOPAZ, and costs for our DME program increased $0.3 million. We also incurred a $0.2 million increase in regulatory costs in preparation for an NDA submission and a $0.3 million increase in employee-related costs due to an increase in headcount to support our increased clinical trial activities. These increases were partially offset by a $0.2 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, and a $0.4 million decrease in costs related to device and drug manufacturing.

General and administrative. General and administrative expenses increased by $1.3 million, from $2.3 million for the three months ended June 30, 2017 to $3.6 million for the three months ended June 30, 2018. The increase was primarily attributable to a $0.6 million increase in employee-related costs, an increase of $0.4 million in marketing-related expenses as we prepare for potential commercialization of CLS-TA and an increase of $0.1 million in patent-related expenses.

Other income (expense), net. Other income (expense), net for each of the three months ended June 30, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset by interest income from our short-term investments.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and collaboration revenue	$—	$135	$(135)
Operating expenses:
Research and development	30,722	19,068	11,654
General and administrative	6,635	4,961	1,674
Total operating expenses	37,357	24,029	13,328
Loss from operations	(37,357)	(23,894)	(13,463)
Other income (expense), net	49	(252)	301
Net loss	$(37,308)	$(24,146)	$(13,162)

Revenue. In the six months ended June 30, 2017, we recognized $10,000 of revenue associated with our agreement with NovaMedica and $125,000 of revenue associated with other collaboration agreements.

Research and development. Research and development expense increased by $11.7 million, from $19.1 million for the six months ended June 30, 2017 to $30.7 million for the six months ended June 30, 2018. This was primarily attributable to an increase in costs related to our clinical programs. Costs for our RVO program increased $11.2 million, which included purchases of Eylea for SAPPHIRE and start-up costs and purchases of Lucentis and Avastin for TOPAZ, and costs for our DME program increased $1.3 million. We also incurred a $0.4 million increase in regulatory costs in preparation for an NDA submission and a $0.4 million increase in employee-related costs due to an increase in headcount to support our increased clinical trial activities. These increases were partially offset by a $0.8 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, and a $0.9 million decrease in costs related to device and drug manufacturing.

General and administrative. General and administrative expenses increased by $1.7 million, from $5.0 million for the six months ended June 30, 2017 to $6.6 million for the six months ended June 30, 2018. The increase was primarily attributable to a $1.1 million increase in employee-related costs, an increase of $0.5 million in marketing-related expenses as we prepare for potential commercialization of CLS-TA and an increase of $0.1 million in professional fees.

Other income (expense), net. Other income (expense), net for each of the six months ended June 30, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $84.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2018, our funds were held in cash, money market funds, commercial paper and treasury bills.

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

On September 28, 2016, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders. The amended and restated loan and security agreement provided for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest was to accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The draw period for the remaining $7.0 million available under the amended and restated loan and security agreement expired on March 31, 2018. In connection with the amended and restated loan and security agreement, we issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of our company, and are immediately exercisable.

On May 14, 2018, we entered into a second amended and restated loan and security agreement with the Lenders, or the Loan Agreement, which amended and restated in its entirety the prior amended and restated loan and security agreement with the Lenders. The Loan Agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million, $5.0 million, or the Term B Loan, will become available for draw beginning on the later of (i) October 31, 2018 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that we have produced positive Phase 3 data meeting primary endpoints from the SAPPHIRE trial. An additional $5.0 million, or the Term C Loan, will become available for draw beginning on the later of (i) October 31, 2018 and (ii) the date on which the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the FDA has accepted the NDA for CLS-TA for the treatment of patients with non-infectious uveitis. Once the draw period for the Term B Loan or the Term C Loan, as applicable, has commenced, we may draw funds under the applicable term loan at our discretion until the earlier of (i) March 31, 2019 or (ii) the occurrence of an event of default. We are required to pay accrued interest only on outstanding amounts through October 31, 2019, or if the Term C Loan is made during the applicable draw period, through December 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, including our ability to control spending by delaying, reducing or eliminating research and development programs or reducing administrative expense while still advancing clinical trials for our most advanced product candidates, we expect that our existing cash, cash equivalents and short-term investments, combined with anticipated available borrowing capacity under our 2nd A&R Loan Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(35,222)	$(22,529)
Investing activities	(20,576)	(912)
Financing activities	81,759	5,292
Net change in cash and cash equivalents	$25,961	$(18,149)

During the six months ended June 30, 2018 and 2017, our operating activities used net cash of $35.2 million and $22.5 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to the higher research and development expenses described above.

During the six months ended June 30, 2018 and 2017, our net cash used in investing activities was $20.6 million and $0.9 million, respectively. In each period, cash flows used in investing activities related primarily to purchases and maturities of short-term, available-for-sale investments.

During the six months ended June 30, 2018 and 2017, our net cash provided by financing activities was $81.8 million and $5.3 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2018 was comprised of the net proceeds of $79.6 million received from our March 2018 public offering of common stock, the net proceeds of $10.0 million from the 2nd A&R Loan Agreement, offset by $8.3 million paid to satisfy our obligations under the prior loan agreement, and $0.4 million of proceeds from the exercise of stock options. During the six months ended June 30, 2017, our net cash provided by financing activities was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares in January 2017 as part of our public offering of common stock that initially closed in December 2016.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2018, which consisted of obligations under the lease for our corporate headquarters in Alpharetta, Georgia, obligations under the Loan Agreement and the obligations under a manufacturing supply agreement, or the Supply Agreement, with Gerresheimer Regensburg GmbH, a company incorporated under the laws of Germany, or Gerresheimer.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$2,451	$217	$902	$957	$375
Long-term debt obligations	12,928	429	5,385	7,114	—
Manufacturing supply agreement(1)	519	519	—	—	—
Total	$15,898	$1,165	$6,287	$8,071	$375
(1)

On May 8, 2018, we entered into the Supply Agreement, pursuant to which Gerresheimer will manufacture and supply our proprietary SCS Microinjector. We will provide Gerresheimer with a rolling forecast schedule of our projected purchase orders for at least the next four calendar quarters. The agreement contains an initial five-year term that will automatically renew for successive periods of three years, unless terminated by either party at least 12 months prior to the end of the applicable term.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Item 1, “Financial Statements – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, the JOBS Act defers the requirement to have the independent auditor assess the internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, we still must comply with the Section 404(a) requirement that management assess our internal controls over financial reporting, and we began compliance with our annual report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $35.2 million and $9.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of June 30, 2018 and December 31, 2017, we had short-term investments of $49.2 million and $28.4 million, respectively. The short-term investments included commercial paper, certificates of deposit, treasury bills, corporate bonds and government bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. As of June 30, 2018, our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. As of December 31, 2017, our outstanding debt instruments carried a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.50%. We estimate that a one percentage point increase in the applicable interest rate under our loan agreements would have resulted in a $50,000 and $80,000 increase in interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*#	Supply Agreement, by and between Registrant and Gerresheimer Regensburg GMBH, dated as of May 8, 2018.

10.2*	Change in Control Equity Acceleration Plan, amending the Registrant’s 2016 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

#	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearside Biomedical, Inc.

Date: August 8, 2018	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)