Form 10-Q
period 2018-09-30
Clearside Biomedical, Inc.
filed 2018-11-08
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 32,024,223 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,841	$9,224
Short-term investments	49,101	28,416
Prepaid expenses	3,247	1,445
Other current assets	—	116
Total current assets	68,189	39,201
Property and equipment, net	778	885
Restricted cash	360	360
Other assets	54	47
Total assets	$69,381	$40,493
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,910	$5,384
Accrued liabilities	2,744	4,716
Current portion of long-term debt	—	3,200
Current portion of deferred rent	211	199
Other current liabilities	—	20
Total current liabilities	14,865	13,519
Long-term debt	9,911	4,809
Deferred rent	524	610
Deferred revenue	—	140
Total liabilities	25,300	19,078
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 32,024,223 and 25,354,651 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	25
Additional paid-in capital	229,293	145,618
Accumulated deficit	(185,240)	(124,220)
Accumulated other comprehensive loss	(4)	(8)
Total stockholders’ equity	44,081	21,415
Total liabilities and stockholders’ equity	$69,381	$40,493

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License and collaboration revenue	$—	$155	$—	$290
Operating expenses:
Research and development	20,083	16,050	50,805	35,118
General and administrative	3,873	2,298	10,508	7,259
Total operating expenses	23,956	18,348	61,313	42,377
Loss from operations	(23,956)	(18,193)	(61,313)	(42,087)
Other income (expense), net	84	(143)	133	(395)
Net loss	$(23,872)	$(18,336)	$(61,180)	$(42,482)
Net loss per share of common stock — basic and diluted	$(0.75)	$(0.72)	$(2.02)	$(1.68)
Weighted average shares outstanding — basic and diluted	32,024,223	25,338,462	30,292,909	25,299,910

Net loss	$(23,872)	$(18,336)	$(61,180)	$(42,482)
Unrealized (loss) gain on available-for-sale investments	(5)	15	4	5
Comprehensive loss	$(23,877)	$(18,321)	$(61,176)	$(42,477)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(61,180)	$(42,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	135
Share-based compensation expense	3,623	2,420
Non-cash interest expense	107	159
Accretion of debt discount	95	158
Amortization and accretion on available-for-sale investments, net	(514)	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,686)	(125)
Other assets	(7)	(61)
Accounts payable and accrued liabilities	4,554	3,694
Deferred revenue	—	(15)
Deferred rent	(74)	121
Net cash used in operating activities	(54,941)	(35,990)
Investing activities
Purchase of available-for-sale investments	(80,137)	(40,614)
Maturities of available-for-sale investments	59,970	53,082
Acquisition of property and equipment	(34)	(306)
Net cash (used in) provided by investing activities	(20,201)	12,162
Financing activities
Proceeds from follow-on public offering, net of issuance costs	79,581	5,057
Proceeds from exercise of stock options	433	196
Proceeds from shares issued under employee stock purchase plan	45	40
Proceeds from long-term debt	10,000	—
Payments made on long-term debt	(8,300)	—
Net cash provided by financing activities	81,759	5,293
Net increase (decrease) in cash, cash equivalents and restricted cash	6,617	(18,535)
Cash, cash equivalents and restricted cash, beginning of period	9,584	35,184
Cash, cash equivalents and restricted cash, end of period	$16,201	$16,649
Supplemental schedule of noncash investing and financing activities
Tenant improvements paid by landlord	$—	$637

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

The Company had cash, cash equivalents and short-term investments of $64.9 million as of September 30, 2018. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate a sufficient amount of revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. The Company has incurred losses and negative cash flows since inception and expects operating losses and negative cash flows to continue into the foreseeable future. Absent raising additional funds, based on the Company’s current research and development plans, including the discontinuation of its clinical development program for combination therapy in retinal vein occlusion, planned reductions of certain administrative expenses and the Company’s timing expectations with respect to the submission of a New Drug Application (“NDA”) for its product candidate XIPERE for the treatment of patients with macular edema associated with non-infectious uveitis, the Company’s existing cash, cash equivalents and short-term investments, combined with anticipated available borrowing capacity under its debt facility as of the filing date, November 8, 2018, will be sufficient to fund its operations into the first quarter of 2020.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2018, statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and its results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company adopted the standard effective January 1, 2018 using the modified retrospective transition method. After evaluating its current and prior license agreements, as well as its other collaboration agreements, the Company recorded the remaining $160,000 of deferred revenue under those agreements as a cumulative adjustment to accumulated deficit. The adoption of the new standard did not have a material impact on the Company’s financial statements and related disclosures.

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

	September 30,
	2018	2017
Cash and cash equivalents	$15,841	$16,289
Restricted cash	360	360
Cash, cash equivalents and restricted cash shown on the statements of cash flows	$16,201	$16,649

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2018	December 31, 2017
Furniture and fixtures	5	$338	$303
Machinery and equipment	5	121	121
Computer equipment	3	32	41
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,158	1,132
Less: Accumulated depreciation		(380)	(247)
		$778	$885

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued research and development	$1,109	$3,360
Accrued bonuses	875	920
Accrued professional fees	40	62
Accrued vacation	118	113
Accrued interest payable	72	58
Accrued expense	530	203
	$2,744	$4,716

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

Under the terms of the 1st A&R loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The draw period for the remaining $7.0 million available under the 1st A&R loan agreement expired on March 31, 2018. The Company was required to pay accrued interest only on the outstanding $8.0 million balance through December 31, 2017, followed by 30 equal payments of principal and accrued interest. The Company had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayments through May 31, 2020. A final payment of $0.5 million was due at maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and was being accreted in long-term debt over the life of the loan. Of the $8.0 million borrowed, $5.3 million was used to repay all amounts outstanding under the prior loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement were being accreted to long-term debt over the life of the 1st A&R loan agreement.

On May 14, 2018, the Company entered into a second amended and restated loan and security agreement (the “2nd A&R Loan Agreement”) with SVB, MidCap Funding III Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the 1st A&R loan agreement. The 2nd A&R Loan Agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month the immediately precedes the month in which the interest will accrue, or (ii) 1.89%.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the 1st A&R loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million available under the 2nd A&R Loan Agreement, $5.0 million is no longer available for draw as the SAPPHIRE clinical trial did not meet its primary endpoint. The other $5.0 million (the “Term C Loan”) will become available when the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the U.S. Food and Drug Administration (the “FDA”) has accepted the Company’s NDA for its product candidate XIPERE for the treatment of patients with macular edema associated with non-infectious uveitis. Once the draw period for the Term C Loan has commenced, the Company may draw funds at its discretion until the earlier of (i) March 31, 2019 and (ii) the occurrence of an event of default. The Company is required to pay accrued interest only on all amounts outstanding under the 2nd A&R Loan Agreement through October 31, 2019 (or if the Term C Loan is made during the applicable draw period, through December 31, 2019), followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

Interest expense on the borrowings under the loan agreements described above was $220,000 and $168,000 for the three months ended September 30, 2018 and 2017, respectively, and $566,000 and $486,000 for the nine months ended September 30, 2018 and

2017, respectively. Accretion of the scheduled final payment was $47,000 and $53,000 for the three months ended September 30, 2018 and 2017, respectively, and $107,000 and $159,000 for the nine months ended September 30, 2018 and 2017, respectively. Accretion of the deferred debt issuance costs was $16,000 and $53,000 for the three months ended September 30, 2018 and 2017, respectively, and $95,000 and $158,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the scheduled payments for the 2nd A&R Loan Agreement, including the scheduled final payment in 2022, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2018	$—	$214	$214
2019	556	845	1,401
2020	3,333	651	3,984
2021	3,333	365	3,698
2022	2,778	638	3,416
	$10,000	$2,713	$12,713

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2018 and December 31, 2017, there were 32,024,223 and 25,354,651 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with the 1st A&R loan agreement (see Note 5), the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 8.0 years as of September 30, 2018.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$491	$345	$1,405	$1,002
General and administrative	791	539	2,206	1,395
Total	$1,282	$884	$3,611	$2,397

The following table summarizes the activity related to stock options during the nine months ended September 30, 2018:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2018	3,075,349	$6.17
Granted	679,500	8.32
Exercised	(123,724)	3.51
Forfeited	(64,875)	8.72
Options outstanding at September 30, 2018	3,566,250	6.62

Options exercisable at December 31, 2017	1,114,286	3.94

Options exercisable at September 30, 2018	1,393,998	5.15

As of September 30, 2018, the Company had $12.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has issued a total of 17,078 shares of common stock purchased under the 2016 ESPP. The Company has recorded $4,000 and $5,000 of share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $12,000 and $23,000 for the nine months ended September 30, 2018 and 2017, respectively, in the statements of operations and comprehensive loss for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period.

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

In August 2018, the Company signed an office lease agreement to lease approximately 3,500 square feet of office space in Berkeley, California for its commercial operations. The lease agreement is for a two-year term with a renewal option for an additional one-year term. Rental payments are $12,775 per month subject to a 3% increase per year. Rent expense under this lease is recognized on a straight-line basis over the term of the lease. The Company will pay a pro-rata share of the annual operating expenses associated with the premises.

Total future minimum lease payments were as follows at September 30, 2018 (in thousands):

Year Ending December 31,
2018	$147
2019	600
2020	550
2021	472
Thereafter	860
Total minimum lease payments	$2,629

Rent expense was $79,000 and $58,000 for the three months ended September 30, 2018 and 2017, respectively, and $195,000 and $156,000 for the nine months ended September 30, 2018 and 2017, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that, when completed, would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the first quarter of 2016, the Company began recognizing the $200,000 to revenue over the period of time estimated to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. On January 1, 2018, upon the adoption of ASU 2014-09, the Company accelerated the recognition of the deferred revenue and recorded the remaining balance of $160,000 as a cumulative adjustment to accumulated deficit. The Company recorded $5,000 and $15,000 of license revenue during the three and nine months ended September 30, 2017, respectively, from this license agreement. NovaMedica is jointly owned by Rusnano MedInvest LLC and Domain Russia Investments Limited.

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

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	September 30, 2018
	Amortized	Unrealized	Fair
	Cost	Losses	Value
Commercial paper	$37,160	$—	$37,160
Treasury bills	11,945	(4)	11,941
Total available-for-sale investments	$49,105	$(4)	$49,101

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

The Company’s material financial instruments at September 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of commercial paper, certificates of deposit, and corporate bonds, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2018 and the year ended December 31, 2017.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$15,841	$—	$—	$15,841
Restricted cash money market	360	—	—	360
Treasury bills	11,941	—	—	11,941
Commercial paper	—	37,160	—	37,160
Total financial assets	$28,142	$37,160	$—	$65,302

	December 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$9,224	$—	$—	$9,224
Restricted cash money market	360	—	—	360
Government bonds	11,238	—	—	11,238
Certificates of deposit	—	1,960	—	1,960
Corporate bonds	—	5,064	—	5,064
Commercial paper	—	10,154	—	10,154
Total financial assets	$20,822	$17,178	$—	$38,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Outstanding stock options	3,566,250	2,274,290	3,566,250	2,274,290
Stock purchase warrants	29,796	29,796	29,796	29,796
	3,596,046	2,304,086	3,596,046	2,304,086

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

We are developing our lead product candidate, XIPERE™, a proprietary, preservative-free formulation of the corticosteroid triamcinolone acetonide, to be administered suprachoroidally for the treatment of patients with macular edema associated with non-infectious uveitis. In March 2018, we announced positive topline results from our PEACHTREE Phase 3 clinical trial of XIPERE for the treatment of macular edema associated with non-infectious uveitis. We enrolled 160 patients in the trial, of which 96 patients were randomized to the treatment arm to receive two 4.0 mg doses of XIPERE 12 weeks apart, and 64 patients were randomized to the control arm to undergo two sham procedures at the same 12-week intervals. Patients were evaluated every four weeks for a total of 24 weeks, and a total of 155 patients, or 97% of those enrolled, completed the full evaluation period of the trial. The trial met the primary endpoint with 47% of XIPERE patients gaining at least 15 letters in best corrected visual acuity, or BCVA, as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients in the control arm. This improvement was statistically significant, with a p-value of less than 0.001. The improvement in BCVA from baseline was better in the treatment arm than the control arm at each monthly evaluation. The mean improvement from baseline was maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.8 letters gained at week 24 in the treatment arm, compared to 1.3 letters gained at week 4 and 3.0 letters gained at week 24 in the control arm. These differences in mean improvement in BCVA between the XIPERE arm and the control arm at week 24 were also statistically significant with a p-value of less than 0.001.

Suprachoroidal administration of XIPERE resulted in a mean reduction from baseline of 153 microns in central subfield thickness, or CST, of the retina at week 24 in the treatment arm compared to an 18 micron mean reduction in the control arm, a result that was also statistically significant with a p-value of less than 0.001.

XIPERE was generally well tolerated in the trial, with no treatment-related serious adverse events reported. Through 24 weeks, corticosteroid-related elevated intraocular pressure, or IOP, adverse events were reported for approximately 11.5% (11/96) of patients in the XIPERE treatment arm, compared to 15.6% (10/64) of patients in the control arm, when including patients who received corticosteroid rescue medication. Specifically, 72% (46/64) of patients in the control arm were administered rescue medication, with 38 of the 46 receiving various forms of local corticosteroid treatments, such as intravitreal OZURDEX (dexamethasone intravitreal implant) and periocular and intravitreal triamcinolone acetonide. Of those 38 control arm patients receiving local corticosteroid rescue medication, 10 patients, or 26.3%, experienced elevated IOP adverse events. In addition, over the course of this 24-week trial, adverse events involving changes in cataract grading from baseline were similar in each arm, with approximately 7.3% and 6.3% of patients in the XIPERE treatment arm and control arm showing adverse event changes in cataract grading, respectively. Further, no cataract surgeries resulted from this trial.

Additionally, commonly evaluated signs of inflammation using the Standardization of Uveitis Nomenclature, or SUN, scales resolved in at least two-thirds of treatment arm patients. For example, 68% of patients in the treatment arm with any level of vitreous haze at baseline had vitreous haze scores of zero by the final visit at week 24, compared to 23% of patients in the control arm. Resolution of anterior chamber cells and anterior chamber flare was 72% and 74%, respectively, for patients in the XIPERE treatment arm compared to 17% and 20%, respectively, for patients in the control arm. For patients with baseline scores of 2+ vitreous haze based on the SUN scale, 40.9% of patients experienced resolution in the XIPERE treatment arm compared to 0% of patients in the control arm at week 24. Resolution on the SUN scales is defined as achieving a score of zero on the applicable SUN scale, implying no measurable inflammation was present.

With respect to durability of treatment effect, approximately 85% of the patients in the treatment arm did not receive rescue therapy, remaining on XIPERE treatment over the 24 weeks of the trial, compared to approximately 28% of patients in the control arm.

In the treatment arm, 52% of patients could read 70 or more ETDRS letters, the minimum legal limit to qualify for a driver’s license in most states, at week 24, compared to 22% of patients in the control arm.

Based on the results from PEACHTREE and all of the other information from our development related to XIPERE for the treatment of uveitis, we intend to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for XIPERE for the treatment of patients with macular edema associated with non-infectious uveitis by the end of 2018.

We have also been developing XIPERE in combination with an anti-vascular endothelial growth factor, or anti-VEGF, agent for the treatment of retinal vein occlusion, or RVO, a sight-threatening disorder resulting from the blockage of a retinal vein. We have been exploring whether suprachoroidal XIPERE together with an intravitreal injection of an anti-VEGF agent can provide earlier improved visual acuity, reduced macular edema and reduced injection frequency, in each case as compared to administration of an intravitreal anti-VEGF agent alone.

We completed a Phase 2 clinical trial, which we refer to as TANZANITE, in 46 patients with RVO. In this trial, 23 patients in the combination arm initially received suprachoroidal XIPERE together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received intravitreal Eylea alone. The objective of the trial was to determine whether patients receiving suprachoroidal XIPERE together with intravitreal Eylea could sustain improvements in visual acuity and reductions in macular edema over the three months of the clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone. Patients in each arm were evaluated at months one, two and three after the initial treatment using pre-specified criteria to determine if they continued to experience macular edema or reductions in visual acuity and therefore required additional intravitreal Eylea treatments. The primary objective of the trial was met, with patients in the combination arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the Eylea alone control arm over three months, a result that was statistically significant (p=0.013). In addition, based on a post-hoc analysis, 18 of the 23 patients, or 78%, in the combination arm of the trial did not require additional treatments during the three-month trial compared to 7 of the 23 patients, or 30%, in the control arm, a result that was also statistically significant (p=0.003). In the same Phase 2 trial, patients in the combination arm experienced greater improvement in visual acuity than those in the Eylea alone control arm, with a mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively. In addition, 52% of patients receiving XIPERE together with intravitreal Eylea recovered three lines of vision by month 1, compared to 39% of patients receiving intravitreal Eylea alone. We also extended our evaluation of the patients who participated in the trial and did not receive any additional Eylea treatment during the initial three-month evaluation period to further assess the durability of suprachoroidal XIPERE in combination with intravitreal Eylea for an additional six months following completion of the trial. Of the 32 eligible patients, the medical records of 31 patients were obtained for review. Based on combined data from TANZANITE and the extended evaluation period, 17 of the 23 patients in the combination arm, or 74%, did not receive any additional treatment over the nine-month period, compared to only 4 of 23 patients, or 17%, in the control arm.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we began to enroll patients in a Phase 3 clinical trial, which we refer to as SAPPHIRE, in the first quarter of 2017. In June 2018, we completed enrollment of 460 patients in SAPPHIRE, a multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of suprachoroidal XIPERE together with intravitreal Eylea in patients with RVO. Patients in the combination treatment arm received suprachoroidal XIPERE together with intravitreal Eylea at the beginning of the trial, intravitreal Eylea alone at week 4 and suprachoroidal XIPERE together with intravitreal Eylea at weeks 12 and 24. Patients in the control arm received intravitreal Eylea alone at the beginning of the trial and follow-up intravitreal Eylea alone every four weeks through and including week 24. The primary endpoint of this trial was to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. Several secondary efficacy and safety endpoints were also evaluated.

In addition, in the third quarter of 2017, we began the start-up activities for a second Phase 3 clinical trial in patients with RVO, which we refer to as TOPAZ. We enrolled the first patient in TOPAZ in March 2018. Similar to the SAPPHIRE trial, TOPAZ is a multicenter, randomized, masked, controlled Phase 3 trial to assess the efficacy and safety of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent (either Lucentis or Avastin) in patients with RVO. Patients in the combination treatment arm would receive suprachoroidal XIPERE together with an intravitreal anti-VEGF agent at the beginning of the trial, intravitreal anti-VEGF agent alone at week 4 and suprachoroidal XIPERE together with intravitreal anti-VEGF agent at weeks 12 and 24. Patients in the control arm would receive intravitreal anti-VEGF agent alone at the beginning of the trial and follow-up intravitreal anti-VEGF agent alone every four weeks through and including week 24.

On November 5, 2018, we announced that the primary endpoint of SAPPHIRE was not achieved, as approximately 50% of patients in both the combination arm and the control arm experienced a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. In light of the 8-week topline data, we plan to discontinue SAPPHIRE and TOPAZ, as well as the clinical development of XIPERE in combination with anti-VEGF agent for the treatment of RVO.

We are also developing XIPERE for the treatment of diabetic macular edema, or DME. In April 2017, we completed enrollment of 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and suprachoroidal XIPERE, as well as suprachoroidal XIPERE alone, over a six-month evaluation period. In November 2017, we announced preliminary results from the HULK trial. In the trial, we observed a mean change in visual acuity improvement from baseline for patients receiving XIPERE, with a greater improvement in treatment naïve eyes. Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness from baseline, based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. XIPERE was well tolerated in the trial, including in patients who received multiple injections, with a low incidence of ocular side effects such as elevated IOP.

In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering a combination of intravitreal Eylea and suprachoroidal XIPERE to patients with DME, as compared to intravitreal Eylea alone. A total of 71 patients were randomly assigned on a 1:1 basis to receive either quarterly treatments of suprachoroidal XIPERE together with intravitreal Eylea at months 0 and 3 in the combination arm or four monthly treatments of intravitreal Eylea plus a sham suprachoroidal procedure at months 0, 1, 2 and 3 in the control arm, with patients in both arms receiving intravitreal Eylea treatment at months 4 and 5 as needed. Patient follow-up in TYBEE was six months after initial treatment.

Patients in each arm of this trial achieved a statistically significant mean improvement in BCVA as measured by the ETDRS letter scale from baseline over six months with an average of 12.3 and 13.5 ETDRS letters gained in the combination arm and in the control arm, respectively, each with a p-value of less than 0.001. When comparing the two arms, the difference in improvement in BCVA was not statistically significant.

Patients receiving suprachoroidal XIPERE together with intravitreal Eylea achieved a mean reduction from baseline of 208 microns in CST of the retina at six months. There was a 177 micron mean reduction in CST from baseline in the control arm. Each of these changes from baseline were statistically significant with p-values less than 0.001. In addition, 93% of patients in the combination arm had a greater than 50% reduction in excess CST at six months, compared to 73% of patients in the control arm. Patients in the combination arm also achieved a significantly greater resolution in their macular edema at week 4 as compared to the control arm at week 4 (p<0.03), an improvement that was maintained throughout the remainder of the 24-week trial.

Suprachoroidal XIPERE in combination with intravitreal Eylea was generally well tolerated in the TYBEE trial, with no treatment-related serious adverse events reported through the 24-week evaluation period. Elevated IOP adverse events were reported for 8.3% (3/36) of patients in the combination arm, compared to 2.9% (1/35) of patients in the control arm. Both the combination and control arms reported cataract adverse events, with approximately 5.6% (2/36) of patients in the combination arm and 2.9% (1/35) of patients in the control arm developing cataracts.

We have consulted with our scientific and medical advisors to evaluate a path forward in our DME program. Based on their advice, and in light of the results of SAPPHIRE in RVO, we have decided to cease any clinical development of XIPERE in combination with an anti-VEGF therapy. We believe there is a potential role for XIPERE as monotherapy in DME, RVO and other potential indications outside of uveitis, similar to the approval and use of other steroids for these indications.

Finally, we continue nonclinical efforts, both internally and with multiple collaborators, in other ocular diseases and technologies, such as gene therapy, that may benefit from a suprachoroidal treatment approach, and expect to report additional results from preclinical studies next year.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced drug candidates. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of September 30, 2018, we had an accumulated deficit of $185.2 million. We recorded net losses of $23.9 million and $18.3 million for the three months ended September 30, 2018 and 2017, respectively, and $61.2 million and $42.5 million for the nine months ended September 30, 2018 and 2017, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our clinical trial expenses will decrease as we discontinue our SAPPHIRE and TOPAZ clinical trials. However, we will however continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals for XIPERE for the treatment of non-infectious uveitis and other developmental efforts necessary to seek such approvals. We anticipate that our general and administrative expenses will increase substantially as we:

•

establish sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize XIPERE for the treatment of macular edema associated with non-infectious uveitis, if approved;

•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica. In connection with this agreement, we received an up-front payment of $200,000 from NovaMedica. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment. In the first quarter of 2018, upon our adoption ASU 2014-09, Revenue from Contracts with Customers, the remaining $160,000 of deferred revenue was recorded as a cumulative adjustment to our accumulated deficit.

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

For the three and nine months ended September 30, 2018 and 2017, substantially all of our research and development expenses were related to the clinical development of our product candidates.

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
XIPERE (uveitis program)	$2,068	$3,331	$6,650	$9,534
XIPERE (RVO program)	14,148	8,593	33,001	16,292
XIPERE (DME program)	419	1,909	2,674	2,853
Wet AMD program	—	—	—	247
Total	16,635	13,833	42,325	28,926
Unallocated	3,448	2,217	8,480	6,192
Total research and development expense	$20,083	$16,050	$50,805	$35,118

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•

the costs associated with process development, scale-up and manufacturing of XIPERE and the SCS Microinjector for clinical trials and for requirements associated with regulatory filings associated with approval;

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

Other expense primarily consists of interest expense under our loan agreements for the three and nine months ended September 30, 2018 and 2017.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2018, other than our adoption of ASU 2014-09, Revenue from Contracts with Customers, as described in Note 2 to our financial statements included in this report.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and collaboration revenue	$—	$155	$(155)
Operating expenses:
Research and development	20,083	16,050	4,033
General and administrative	3,873	2,298	1,575
Total operating expenses	23,956	18,348	5,608
Loss from operations	(23,956)	(18,193)	(5,763)
Other income (expense), net	84	(143)	227
Net loss	$(23,872)	$(18,336)	$(5,536)

Revenue. In the three months ended September 30, 2017, we recognized $5,000 of revenue associated with our agreement with NovaMedica and $150,000 of revenue associated with other collaboration agreements.

Research and development. Research and development expense increased by $4.0 million, from $16.1 million for the three months ended September 30, 2017 to $20.1 million for the three months ended September 30, 2018. This was primarily attributable to an increase in costs related to our clinical program in RVO. Costs for our RVO program increased $5.6 million, which included purchases of clinical drug supply for SAPPHIRE and TOPAZ. We also incurred a $0.5 million increase in regulatory costs in preparation for an NDA submission, a $0.5 million increase in employee-related costs due to an increase in headcount and a $0.4 million increase in other research and development activities. These increases were partially offset by a $1.5 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, and a $1.5 million decrease in costs related to our DME program, as TYBEE was completed in the second quarter of 2018.

General and administrative. General and administrative expenses increased by $1.6 million, from $2.3 million for the three months ended September 30, 2017 to $3.9 million for the three months ended September 30, 2018. The increase was primarily attributable to a $0.7 million increase in employee-related costs, an increase of $0.5 million in marketing-related expenses as we prepare for potential commercialization of XIPERE and an increase of $0.2 million in patent-related expenses.

Other income (expense), net. Other income (expense), net for each of the three months ended September 30, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset by interest income from our short-term investments.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and collaboration revenue	$—	$290	$(290)
Operating expenses:
Research and development	50,805	35,118	15,687
General and administrative	10,508	7,259	3,249
Total operating expenses	61,313	42,377	18,936
Loss from operations	(61,313)	(42,087)	(19,226)
Other income (expense), net	133	(395)	528
Net loss	$(61,180)	$(42,482)	$(18,698)

Revenue. In the nine months ended September 30, 2017, we recognized $15,000 of revenue associated with our agreement with NovaMedica and $275,000 of revenue associated with other collaboration agreements.

Research and development. Research and development expense increased by $15.7 million, from $35.1 million for the nine months ended September 30, 2017 to $50.8 million for the nine months ended September 30, 2018. This was primarily attributable to an increase in costs related to our clinical program in RVO. Costs for our RVO program increased $16.7 million, which included purchases of clinical drug supply for SAPPHIRE and start-up costs and purchases of clinical drug supply for TOPAZ. We also incurred a $0.9 million increase in regulatory costs in preparation for an NDA submission, a $1.0 million increase in employee-related costs due to an increase in headcount and a $0.7 million increase for other research and development activities. These increases were partially offset by a $2.3 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, a $0.6 million decrease in costs related to device and drug manufacturing and a $0.2 million decrease in our wet AMD program, which was discontinued in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $3.2 million, from $7.3 million for the nine months ended September 30, 2017 to $10.5 million for the nine months ended September 30, 2018. The increase was primarily attributable to a $1.8 million increase in employee-related costs, an increase of $1.1 million in marketing-related expenses as we prepare for potential commercialization of XIPERE and an increase of $0.2 million in professional fees.

Other income (expense), net. Other income (expense), net for each of the nine months ended September 30, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset by interest income from our short-term investments. The improvement for 2018 compared to 2017 was the result of higher short-term investment balances with the net proceeds of our public offering of common stock in the first quarter of 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $64.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2018, our funds were held in cash, money market funds, commercial paper and treasury bills.

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

On May 14, 2018, we entered into a second amended and restated loan and security agreement with the Lenders, or the Loan Agreement, which amended and restated in its entirety the prior amended and restated loan and security agreement with the Lenders. The Loan Agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million, $5.0 million is no longer available for draw as the SAPPHIRE clinical trial did not meet its primary endpoint. The other $5.0 million, or the Term C

Loan, will become available for draw when the Lenders have received evidence, in form and substance reasonably satisfactory to them, that the FDA has accepted our NDA for XIPERE for the treatment of patients with macular edema associated with non-infectious uveitis. Once the draw period for the Term C Loan has commenced, we may draw funds at our discretion until March 31, 2019 or, if earlier, an event of default. We are required to pay accrued interest only on outstanding amounts through October 31, 2019, or if the Term C Loan is made during the applicable draw period, through December 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The term loans under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our upcoming NDA submission, commercial launch preparation for XIPERE, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of XIPERE or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others.

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

Outlook

Based on our current research and development plans, including the discontinuation of clinical development of XIPERE together with an anti-VEGF agent for the treatment of RVO, our plans to reduce certain administrative expenses and our timing expectations related to the progress of our upcoming NDA submission, we expect that our existing cash, cash equivalents and short-term investments, combined with anticipated available borrowing capacity under our second amended and restated loan and security agreement, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(54,941)	$(35,990)
Investing activities	(20,201)	12,162
Financing activities	81,759	5,293
Net change in cash and cash equivalents	$6,617	$(18,535)

During the nine months ended September 30, 2018 and 2017, our operating activities used net cash of $54.9 million and $36.0 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily attributable to the higher research and development expenses and commercialization activities described above.

During the nine months ended September 30, 2018 and 2017, our net cash (used in) provided by investing activities was $(20.2) million and $12.2 million, respectively. In each period, cash flows used in investing activities related primarily to purchases and maturities of short-term, available-for-sale investments.

During the nine months ended September 30, 2018 and 2017, our net cash provided by financing activities was $81.8 million and $5.3 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2018 was comprised of the net proceeds of $79.6 million received from our March 2018 public offering of common stock, the net proceeds of $10.0 million from the second amended and restated loan and security agreement, offset by $8.3 million paid to satisfy our obligations under the prior loan agreement, and $0.4 million of proceeds from the exercise of stock options. During the nine months ended September 30, 2017, our net cash provided by financing activities was primarily comprised of the net proceeds received from the underwriters’ exercise of their option to purchase additional shares in January 2017 as part of our public offering of common stock that initially closed in December 2016.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2018, which consisted of obligations under the leases for our corporate headquarters in Alpharetta, Georgia and additional office space in Berkeley, California, obligations under the Loan Agreement and the obligations under a manufacturing supply agreement, or the Supply Agreement, with Gerresheimer Regensburg GmbH, a company incorporated under the laws of Germany, or Gerresheimer.

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$2,629	$147	$1,150	$957	$375
Long-term debt obligations	12,713	214	5,385	7,114	—
Manufacturing supply agreement(1)	519	519	—	—	—
Total	$15,861	$880	$6,535	$8,071	$375
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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, the JOBS Act defers the requirement to have the independent auditor assess the internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, we still must comply with the Section 404(a) requirement that management assess our internal controls over financial reporting, and we began compliance with this requirement in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $15.8 million and $9.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of September 30, 2018 and December 31, 2017, we had short-term investments of $49.1 million and $28.4 million, respectively. The short-term investments included commercial paper, certificates of deposit, treasury bills, corporate bonds and government bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. As of September 30, 2018, our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. As of December 31, 2017, our outstanding debt instruments carried a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.50%. We estimate that a one percentage point increase in the applicable interest rate under our loan agreements would have resulted in a $75,000 and $60,000 increase in interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factor set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

We contract with third parties for the manufacture of XIPERE, including our SCS Microinjector, for preclinical and clinical studies and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of XIPERE, including our SCS Microinjector, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently procure the active pharmaceutical ingredient in XIPERE on a purchase order basis from a third-party manufacturer, but we do not have a commercial supply agreement in place with that manufacturer. In addition, we have entered into a supply agreement with Gerresheimer, pursuant to which we obtain each of the components of our SCS Microinjector. Some of our current suppliers, including Gerresheimer, are based outside of the United States. In addition, some of the facilities of our third-party manufacturers have only undergone a limited number of FDA inspections or no inspections.  We expect to continue to rely on third parties as we proceed with preclinical and clinical studies using XIPERE with our SCS Microinjector, as well as for commercial manufacture, if any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of XIPERE including our SCS Microinjector or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are regulated under the drug regulations of the Federal Food, Drug, and Cosmetic Act, or FDCA. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. For example, in preparation for NDA submission for XIPERE for the treatment of patients with macular edema associated with non-infectious uveitis, we conducted audits of our third-party manufacturers, which identified items that require correction prior to the FDA’s Pre-Approval Inspection of those manufacturing facilities. While we are working with these manufacturers to remediate those issues, there can be no assurance that we or they will be able to remediate those issues in a timely manner or at all. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates.

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

Clearside Biomedical, Inc.

Date: November 8, 2018	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)