Form 10-K
period 2018-12-31
Clearside Biomedical, Inc.
filed 2019-03-15
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $10.69 as reported on the Nasdaq Global Market on that date was $298,881,000.

As of March 11, 2019, the registrant had 36,039,245 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our product candidates;
•	our ongoing and planned clinical trials for our product candidates;
•	the timing of the availability of data from our clinical trials;
•	the timing of our planned regulatory filings;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our expectation that XIPERE, if approved, would be the first drug specifically indicated for macular edema associated with uveitis;
•	the clinical utility of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•

our ability to identify additional product candidates with significant commercial potential that are compatible with suprachoroidal injection and which are consistent with our commercial objectives; and

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

We have proprietary rights to a number of trademarks used in this Annual Report which are important to our business, including Clearside, XIPERE, SCS Microinjector and the Clearside logo. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical biopharmaceutical company developing first-in-class pharmacological therapies to restore and preserve vision for people with serious eye diseases. Our current product candidates focus on diseases affecting three major components of the eye: the retina, which is the tissue that lines the inside of the eye and is primarily responsible for vision; the choroid, which is the layer adjacent to the retina that supplies the retina with blood, oxygen and nourishment; and the sclera, which is the outer protective layer of the eye.

Our suprachoroidal injection platform is a novel, patented approach for delivering pharmacotherapy to the back of the eye in the anatomic structure known as the suprachoroidal space, or SCS. The elasticity of the SCS allows for migration when fluid is injected between the choroid and sclera and allows the fluid to spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. We are able to precisely administer drugs into the SCS with our proprietary microinjector that utilizes a needle that is approximately one millimeter in length. This method of administration is different from intravitreal injections, the current standard for delivery of drugs for eye diseases, in that it facilitates more targeted delivery of therapeutic agents to chorioretinal structures.

Our suprachoroidal injection technology is used in conjunction with our proprietary formulation of existing drug and novel therapies to create a therapeutic platform of product candidates to treat several serious eye diseases. With suprachoroidal injections, our product candidates are more directly administered to the retina and choroid and limit exposure to non-target tissues as compared to other ocular drug administration techniques such as injections of drug into the vitreous, a jelly-like substance that occupies the central portion of the eye. Intravitreal injections rely on diffusion of drug outward from the vitreous to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas and the drug spreading to unintended parts of the eye, potentially causing significant side effects. We believe treatment of eye disease via suprachoroidal injection of product candidates may provide a number of benefits, including lower frequency of administration, faster onset of therapeutic effect and an improved safety profile.

We hold the exclusive rights to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection and believe that suprachoroidal injections have the potential to become the standard of care for the treatment of retinal and choroidal diseases.

The current development status of our product candidates is summarized in the chart below:

XIPERE (triamcinolone acetonide suprachoroidal injectable suspension) for Suprachoroidal Injection

Our lead product candidate, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, formulated for administration via suprachoroidal injection. Corticosteroids are approved for the treatment of diabetic macular edema, or DME, and are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation, and elevated intraocular pressure, or IOP, which can lead to glaucoma. Anti-vascular endothelial growth factor, or anti-VEGF, therapies have also been shown to be effective in reducing other types of macular edema, but require frequent administration, in most cases either monthly or every other month after an initial period of monthly treatments.

XIPERE for the treatment of macular edema associated with uveitis

Uveitis is a set of ocular inflammatory conditions affecting approximately 350,000 patients in the United States and more than one million worldwide. Approximately one-third of uveitis patients develop uveitic macular edema, a build-up of fluid in the macula, the area of the retina responsible for sharp, straight-ahead vision. Macular edema is the leading cause of vision loss and blindness in uveitis patients and can occur from uveitis affecting any anatomic location—anterior, intermediate, posterior or panuveitis. The uveitis market is expected to grow to nearly $550 million by 2024 in the United States, and over $1 billion globally.

We are developing XIPERE initially for the treatment of macular edema associated with uveitis. Based in part on the positive results from our Phase 3 PEACHTREE clinical trial, in December 2018, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for XIPERE for the treatment of macular edema associated with uveitis. On February 19, 2019 we received notification from the FDA that it had accepted the XIPERE NDA for review and had determined that the application was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act, or PDUFA, goal date has been assigned for October 19, 2019. If approved, XIPERE would be the first therapy indicated for patients suffering from macular edema associated with uveitis.  We intend to begin commercializing XIPERE in the United States, if approved, in the first quarter of 2020.

PEACHTREE was the first Phase 3 clinical trial of a drug candidate for patients with uveitic macular edema in which improvement in best corrected visual acuity, or BCVA, was the primary efficacy endpoint. It was also the first pivotal trial in which patients were evaluated across all types of uveitis: anterior, posterior, intermediate, and panuveitis. The trial met its primary endpoint with 47% of patients who received XIPERE every 12 weeks gaining at least 15 letters in BCVA as measured using the Early Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients who underwent a sham procedure. This improvement was statistically significant, with a p-value of less than 0.001. All key secondary and additional endpoints of the PEACHTREE trial were also achieved. XIPERE was generally well tolerated, with no treatment-related serious adverse events reported in the trial.

XIPERE for the treatment of diabetic macular edema

We are also studying XIPERE for the treatment of DME. DME is a sight-threatening disorder resulting from an accumulation of fluid in the macula caused by leakage from blood vessels damaged by poor glucose control as a consequence of diabetes mellitus. It is defined as retinal thickening of the macula. DME is the most common complication of diabetes in patients with diabetic retinopathy, causing images to appear blurry or wavy and colors to appear dull or washed out. We estimate that diabetic retinopathy affects approximately 8.3 million people in the United states, and that DME affects 1.1 million people in the United States.

In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering XIPERE in combination with intravitreal EYLEA® (aflibercept), an anti-VEGF agent, in patients with DME. In TYBEE, patients in the control arm received only EYLEA. Patients in each arm of this trial achieved a statistically significant mean improvement in BCVA. The improvement in BCVA across arms was similar, with approximately one-half the number of treatment visits for patients in the combination arm. Based on consultation with our scientific and medical advisors, as well as review of our Phase 2 TYBEE clinical trial data and earlier Phase 1/2 DME clinical trial data, we believe there is a path forward with XIPERE in DME. We intend to pursue the development of XIPERE as monotherapy in DME and other potential indications outside of uveitis.

XIPERE for the treatment of macular edema associated with retinal vein occlusion

We were previously developing XIPERE in combination with an anti-VEGF therapy for the treatment of macular edema associated with retinal vein occlusion, or RVO. On November 5, 2018, we announced that the primary endpoint of our Phase 3 clinical trial evaluating XIPERE together with intravitreal Eylea in patients with RVO, which we refer to as SAPPHIRE, was not achieved, as approximately 50% of patients in both the combination arm and the control arm experienced a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. In light of the 8-week topline data, we discontinued SAPPHIRE and TOPAZ, the companion Phase 3 trial to the SAPPHIRE trial assessing the efficacy and safety of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent (either Lucentis, ranibizumab, or Avastin, bevacizumab) in patients with RVO, as well as the clinical development of XIPERE in combination with anti-VEGF agents for the treatment of RVO.

Future potential product candidates

We believe that our SCS-focused approach has the potential to become more broadly used for the treatment of other back of the eye diseases, and we intend to develop additional product candidates for suprachoroidal injection based on the results of our current and planned clinical trials. In addition to uveitis, there are a number of ophthalmic conditions affecting the retina and choroid with unmet medical need for which suprachoroidal injection of medication may be beneficial and for which we may seek marketing authorization.

We, alone and in collaboration with others, have performed multiple nonclinical studies in development areas such as small molecules or gene therapy as novel treatments for DME and neovascular age-related macular degeneration, also known as wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of additional medication for treatment or assisting durability.

Our Platform

We believe administration of pharmacological agents via suprachoroidal injection using our SCS Microinjector may provide improved levels of those agents to the targeted retina and choroid. We believe that our differentiated approach of injecting ocular drugs into the SCS may result in fewer side effects and improved amounts of drug at the diseased retina and choroid, as compared to intravitreal administration, a faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect with less frequent required injections. We also believe our platform offers the potential for safer, targeted ocular gene therapy without the risks of surgery and subretinal administration. Suprachoroidal administration of gene therapy could ultimately enhance access to care because it does not require specialized gene therapy surgery treatment centers. The procedure for suprachoroidal injection is conducted in an in-office setting and is similar in terms of patient preparation and duration to the procedure for intravitreal injection, and we therefore expect our products, if they achieve regulatory approval, to be incorporated into uveitis and retina specialists’ standard medical practice.

We, alone and in collaboration with others, have performed multiple nonclinical studies, in development areas such as small molecules, biologics and gene therapy, as potential treatments for DME, wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of medication. Our drug candidates, SCS Microinjector and method of drug administration into the SCS are protected by 16 issued U.S. patents broadly directed to methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 14 patent applications pending in the United States, 29 issued foreign patents and 4 allowed foreign patents, 4 pending international PCT applications and 33 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Our issued patents are not scheduled to expire until between 2027 and 2035. Our patent applications relate to suprachoroidal injection technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, as well as DME and wet AMD, and administration of classes of drugs to the SCS, including anti-inflammatory drugs and anti-VEGF drugs. Our pending patent applications are not projected to expire until between 2027 and 2037.

XIPERE for macular edema associated with uveitis

Our lead product candidate, XIPERE, is a proprietary, preservative-free formulation of TA, specifically designed to be administered suprachoroidally using our SCS Microinjector for the treatment of macular edema associated with uveitis, a condition characterized by inflammation of the choroid and surrounding tissues.

We estimate that non-infectious uveitis affects over 350,000 patients in the United States, approximately one third of whom develop macular edema caused by inflammation. One of the hallmarks of uveitis is the accumulation of white blood cells in the different compartments of the eye such as the anterior segment, which is the area in front of the iris, the intermediate, which is the area directly behind the iris, the posterior, which is the area in and around the retina or choroid, or the pan, which is the accumulation of white blood cells in all of these compartments. Corticosteroids, such as TA, and other immunosuppressive agents that are administered either systemically or locally are the most common treatment for retinal diseases, including uveitic macular edema. However, many of these treatments result in only transient improvement and cause unwanted local or systemic side effects, such as cataracts and increased IOP which leads to glaucoma. In preclinical research, suprachoroidal injection of an investigational formulation of TA resulted in exposure of high levels of the corticosteroid to the retina, retinal pigmented epithelium, and choroid. This type of selective chorioretinal targeting may provide rapid, sustained, and robust efficacy outcomes as a result of more specific and concentrated exposure of medication to relevant tissues. Suprachoroidal injection also limited corticosteroid exposure to the anterior chamber, iris-ciliary body, and lens, offering the potential to decrease the risk of cataracts, IOP elevation, and exacerbation of glaucoma. We believe that XIPERE will be at least as effective as commonly used formulations of TA in treating complications of uveitis, including the associated macular edema. If approved, XIPERE would be the first drug specifically indicated for macular edema associated with uveitis.

We believe that XIPERE will be at least as effective in treating uveitic macular edema as commonly used local treatments with corticosteroids. We believe that our suprachoroidal based local treatment may provide improved bioavailability of drug at the diseased retina and choroid, which may result in faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect, potentially resulting in a reduced frequency of necessary injections. We also believe that XIPERE may result in fewer side effects compared to commonly used corticosteroid treatments.

Pivotal Phase 3 clinical trial

We have completed PEACHTREE, a pivotal Phase 3 randomized, controlled, multi-center clinical trial designed to evaluate the safety and efficacy of XIPERE administered through the SCS in patients with macular edema associated with non-infectious uveitis. Based on feedback from our end-of-Phase 2 meeting with the FDA held in May 2015, we believe that this trial will be the only pivotal clinical trial necessary to support approval of our NDA for this indication.

Clinical trial design

PEACHTREE was conducted at 63 investigational sites and enrolled 160 patients with macular edema associated with non-infectious uveitis, randomized either to a treatment arm consisting of 96 patients who received a 4.0 mg dose of XIPERE or to a sham injection procedure arm consisting of 64 patients. We used a sham injection procedure as a comparator for XIPERE, as opposed to an active drug, because there are no approved therapies for macular edema associated with uveitis against which to compare XIPERE, and there are no controlled, randomized trials with data in patients who can be used as an appropriate comparator arm. In order to simulate an injection to maintain masking, the sham injection procedure included all steps involved in the suprachoroidal injection procedure, except that a syringe with a needleless hub was used to apply pressure to the eye. Patients in each arm received their designated procedure at the beginning of the trial and a second procedure of the same type at week 12. All patients were followed and evaluated for a period of six months following the initial procedure.

Endpoints. The primary efficacy outcome of the trial was the percentage of patients who experienced an improvement of at least 15 letters in BCVA from baseline at week 24. An improvement of 15 letters is considered clinically meaningful as it represents a doubling of the visual angle, indicating that patients were able to read letters half the size following study therapy compared to their vision at study entry. Secondary efficacy outcomes included additional measures of changes in BCVA and reductions in retinal thickness from baseline. Safety measures were monitored over the 24-week observation period and included the incidence of treatment emergent adverse events and serious adverse events, including cataracts and increases in IOP.

Efficacy results.  In PEACHTREE, 45 of the 96 patients, or 47%, who received XIPERE at baseline and at 12 weeks gained at least 15 ETDRS letters in BCVA from baseline at week 24, compared to 10 of the 64 patients, or 16%, who underwent sham procedures at baseline and at week 12. This improvement, which was the primary endpoint of the trial, was statistically significant with a p-value of less than 0.001. These results are summarized in the figure below.

Further, in terms of improvements in BCVA, the mean change from baseline was better in the active arm than the sham arm at each monthly evaluation. The mean improvement from baseline was also maintained throughout the evaluation period, with 9.6 letters gained at week 4 and 13.8 letters at week 24 in the active arm, compared to 1.3 letters at week 4 and 3.0 letters at week 24 in the sham arm. The mean improvements in BCVA were statistically significant at each 4-week evaluation point, each with a p-value of less than 0.001. The mean improvement from baseline at each 4-week evaluation point is shown in the figure below.

Improved vision could improve a patient’s quality of life and independence and potentially reduce burdens on the patient’s caregiver. In PEACHTREE, 2% of patients entered the study with vision of at least 20/40, or the ability to read 70 or more ETDRS letters. By week 24 in the treatment arm, 52% of patients could read 70 or more ETDRS letters, the minimum legal requirement to qualify for a driver’s license in most states, compared to 22% of patients in the control arm.

In addition to these functional improvements in vision, there were anatomic improvements in macular edema, as demonstrated by other key secondary endpoints. Specifically, administration of XIPERE resulted in a mean reduction from baseline of 152.6 microns in central subfield thickness at week 24 in the active arm compared to a 17.9 micron mean reduction in the sham control arm, a result that was also statistically significant with a p-value of less than 0.001. These results are summarized in the figure below.

Signs of Inflammation Results.  Commonly evaluated signs of inflammation using the Standardization of Uveitis Nomenclature, or SUN, scales resolved in more than two-thirds of the patients treated with XIPERE across three measures of inflammation of the eye. For example, 68% of patients in the treatment arm with any level of vitreous haze at baseline had vitreous haze scores of zero by the final visit at week 24, compared to 23% of patients in the control arm. Resolution of anterior chamber cells and anterior chamber flare was 72% and 74%, respectively, for patients in the treatment arm compared to 17% and 20%, respectively, for patients in the control arm. For patients with baseline scores of 2+ vitreous haze based on the SUN scale, 41% of patients experienced resolution in the treatment arm compared to 0% of patients in the control arm at week 24. Resolution on the SUN scales is defined as achieving a score of zero on the applicable SUN scale, implying no measurable inflammation was present. These results are summarized in the figure below.

Duration Results.  With respect to the durability of treatment effect, approximately 85% of the patients in the treatment arm did not receive rescue therapy, remaining on XIPERE treatment over the 24 weeks of the trial, compared to approximately 28% of patients in the control arm.

Safety results. XIPERE was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, corticosteroid-related elevated IOP adverse events were reported for approximately 11.5% of patients in the treatment arm, compared to 15.6% of patients in the control arm, when including patients who received corticosteroid rescue medication. Specifically, 72% of patients in the control arm were administered rescue medication, with 38 of the 46 receiving various forms of local corticosteroid treatments, such as intravitreal OZURDEX and periocular and intravitreal triamcinolone acetonide. Of those 38 control arm patients receiving local corticosteroid rescue medication, 10 patients, or 26.3%, experienced elevated IOP adverse events. In the PeriOcular and INTravitreal Corticosteroids for Uveitic Macular Edema Trial (POINT) Study, a recent National Eye Institute clinical trial studying the effect of current commercial treatments on macular edema associated with uveitis, over 30% of uveitis patients who received intravitreal steroid injections experienced steroid-related elevated IOP adverse events and received treatments to lower IOP. The reduced number of IOP adverse events in the XIPERE-treated patients in PEACHTREE suggest an IOP-sparing benefit, possibly due to the unique compartmentalization and ocular distribution of the drug inherent to administration via suprachoroidal injection. Preclinical studies investigating suprachoroidal administration support this assertion, with low corticosteroid exposure observed within the anterior chamber and trabecular meshwork.

In PEACHTREE, adverse events involving changes in cataract grading from baseline were similar in each arm, with approximately 7.3% and 6.3% of patients in the treatment arm and control arm showing adverse event changes in cataract grading, respectively. Further, no cataract surgeries resulted from this trial. Three serious adverse events occurred in the trial, all of which were identified in the CLS-TA arm: sialadenitis, posttraumatic compression fracture of the first lumbar vertebral body, and a retinal detachment approximately 8 weeks after the injection procedure. None of these serious adverse events were deemed treatment related by the study investigator or led to study discontinuation.

Additional trials

MAGNOLIA, an extension trial of PEACHTREE, followed 28 of the 96 patients who were in the treatment arm of PEACHTREE across 22 clinical sites for six additional months without protocol-directed treatment to better understand XIPERE’s long-term clinical profile. In MAGNOLIA, 50% of XIPERE-treated subjects maintained a mean improvement of 12.1 letters in BCVA from baseline through 36 additional weeks after their second suprachoroidal injection of XIPERE without requiring additional treatment.

In AZALEA, a Phase 3 safety trial, an additional 38 patients with non-infectious uveitis were enrolled in order to collect additional safety information required for our NDA submission. These patients were administered XIPERE at baseline and at week 12 and evaluated every 4 weeks after initial treatment, with a final evaluation at week 24. XIPERE was generally well tolerated, with no treatment-related serious adverse events reported in the trial.

Regulatory approval pathway

On February 19, 2019, we received notification from the FDA that the FDA had accepted the XIPERE NDA for review and had determined that the application was sufficiently complete to permit a substantive review. The PDUFA goal date has been assigned for October 19, 2019. As part of our NDA submission under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, we relied on the results from all of our clinical trials as well as the FDA’s previous findings of safety and efficacy for TA and an analysis of available data from clinical literature.

We are also evaluating a number of options for potential submissions to regulatory agencies in additional territories outside of the United States for XIPERE for the treatment of patients with macular edema associated with uveitis. We intend to base any marketing applications in jurisdictions outside the United States, in part, on data obtained through these trials.

XIPERE for macular edema associated with retinal vascular diseases

DME

We are also developing XIPERE for the treatment of DME. We completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering intravitreal Eylea, an anti-VEGF agent, and XIPERE to patients with DME, as compared to intravitreal Eylea alone. A total of 71 patients were randomly assigned on a 1:1 basis to receive either quarterly treatments of suprachoroidal XIPERE together with intravitreal Eylea at months 0 and 3 in the combination arm or four monthly treatments of intravitreal Eylea plus a sham suprachoroidal procedure at months 0, 1, 2 and 3 in the control arm, with patients in both arms receiving intravitreal Eylea treatment at months 4 and 5 as needed. Patient follow-up in TYBEE was six months after initial treatment.  Patients in each arm of this trial achieved a statistically significant mean improvement in BCVA as measured by the ETDRS letter scale from baseline over six months. When comparing the two arms, the difference in improvement in BCVA was not statistically significant. In TYBEE, patients who received both XIPERE and Eylea were able to achieve similar vision gains as the Eylea alone treatment arm with approximately half of the required treatments.

In addition, patients in the combination arm and the control arm showed reduction in central subfield thickness, or CST, from baseline that was statistically significant. Specifically, 93% of patients in the combination arm had a greater than 50% reduction in excess CST at six months, compared to 73% of patients in the control arm.

Suprachoroidal XIPERE in combination with intravitreal Eylea was generally well tolerated in the TYBEE trial, with no treatment-related serious adverse events reported through the 24-week evaluation period. Elevated IOP adverse events were reported for 8.3% of patients in the combination arm, compared to 2.9% of patients in the control arm. Both the combination and control arms reported cataract adverse events, with approximately 5.6% of patients in the combination arm and 2.9% of patients in the control arm developing cataracts.

We also studied 20 patients with DME in an open-label, multi-center Phase 1/2 clinical trial, which we refer to as HULK, to obtain safety data and to observe efficacy outcomes from administering a combination of intravitreal Eylea and XIPERE, as well as XIPERE alone, over a six-month evaluation period. In the trial, we observed a visual benefit for patients receiving XIPERE, with a greater benefit in treatment naïve eyes. Anatomic improvement was observed in all treated eyes, with more than two-thirds of those eyes achieving a greater than 50% reduction in excess central retinal thickness based on monthly measurements through six months after initial treatment. In the treatment naïve group, 40% of patients did not require retreatment over the entire six months, with an additional 20% requiring only one retreatment. XIPERE, including in patients who received as many as five injections, was well tolerated, with a low incidence of ocular side effects, including IOP elevations.

We have consulted with our scientific and medical advisors to evaluate a path forward in our DME program. We believe there is a path forward with XIPERE in DME and intend to pursue the development of XIPERE as monotherapy in DME and other potential indications outside of uveitis.

RVO

We were developing XIPERE in combination with an anti-VEGF therapy for the treatment of macular edema associated with RVO, a sight-threatening disorder resulting from the blockage of a retinal vein.

We completed a Phase 2 clinical trial, known as TANZANITE, in 46 patients with macular edema associated with RVO. In this trial, 23 patients in the active arm initially received XIPERE together with an intravitreal injection of the anti-VEGF agent Eylea, or intravitreal Eylea, and 23 patients in the control arm initially received only intravitreal Eylea. The objective of the trial was to determine whether patients receiving XIPERE together with intravitreal Eylea could sustain improvements in visual acuity and reductions in macular edema over the three month clinical trial while requiring fewer additional Eylea treatments than patients receiving intravitreal Eylea alone.  The primary endpoint of the trial was met, with patients in the active arm requiring an aggregate of 60% fewer additional Eylea treatments than patients in the control arm over three months, a result that was statistically significant (p=0.013).  In addition, patients in the active arm experienced greater improvement in visual acuity than those in the control arm, with patients in the active arm experiencing mean BCVA improvements at months one, two and three of 16, 20 and 19 letters, respectively, compared to improvements of 11, 12 and 11 letters, respectively, in the control arm at the same time points.

Based on the results of TANZANITE and after incorporating feedback from an end-of-Phase 2 meeting with the FDA held in late 2016, we enrolled patients in a 460 patient, multicenter, randomized, masked, controlled trial, to assess the efficacy and safety of XIPERE together with intravitreal Eylea in patients with RVO, which we refer to as SAPPHIRE. The primary endpoint of this trial was to determine the proportion of patients in each arm with a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. On November 5, 2018, we announced that the primary endpoint of SAPPHIRE was not achieved, as approximately 50% of patients in both the combination arm and the control arm experienced a BCVA improvement of at least 15 letters from baseline at eight weeks after initial treatment. In light of the 8-week topline data, we discontinued SAPPHIRE and TOPAZ, the companion Phase 3 trial to the SAPPHIRE trial assessing the efficacy and safety of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent (either Lucentis or Avastin) in patients with RVO, as well as the clinical development of XIPERE in combination with anti-VEGF agents for the treatment of RVO.

Future potential product candidates

We believe that our SCS-focused approach has the potential to become more broadly used for the treatment of other back of the eye diseases, and we intend to develop additional product candidates for suprachoroidal injection based on the results of our current and planned clinical trials. We will then seek to secure appropriate regulatory authorizations to begin additional clinical testing for any such product candidates. In addition to uveitis, there are a number of ophthalmic conditions affecting the retina and choroid with unmet medical need for which suprachoroidal injection of medication may be beneficial and for which we may seek marketing authorization.

We, alone and in collaboration with others, have performed multiple nonclinical studies in development areas such as small molecules or gene therapy as novel treatments for DME and wet AMD, and other ocular diseases that may benefit from suprachoroidal administration of additional medication for treatment or assisting durability.

We believe administration of pharmacological agents via suprachoroidal injection may provide improved levels of those agents to the targeted retina and choroid, with the potential for enhanced efficacy. In addition, these medications may remain more localized to the areas of the eye that are diseased and away from other parts of the eye, with the potential for safety advantages. In preclinical studies investigating suprachoroidal administration of TA, low corticosteroid exposure was observed within the anterior chamber and trabecular meshwork. In addition, for medications that are water insoluble like TA, there may be durability benefits. Consequently, we believe that our differentiated approach of injecting ocular drugs into the SCS may result in improved amounts of drug at the diseased retina and choroid, as compared to intravitreal administration~~,~~ a faster onset of therapeutic effect, a similar efficacy profile with lower drug amounts required, and longer duration of therapeutic effect with less frequent required injections.

Gene Therapy

During the past several years, gene therapy has demonstrated in preclinical studies and clinical trials conducted by third parties that genetic material can be effectively and tolerably introduced to the retinal tissues, most often using an adeno associated virus, or AAV. Safe and reproducible delivery of gene therapy vector into the subretinal space is essential for successful targeting of the retinal pigment epithelium and photoreceptor rods or cones. Currently, the only approved retinal gene therapy and most investigational retinal gene therapies are delivered via retinal surgery at a limited number of specialized ocular gene therapy treatment centers. During the pars plana vitrectomy surgery, the surgeon creates a small hole in the retina to inject the gene therapy beneath the retina to the subretinal space without tearing or damaging the retina and macula. This process creates a small retinal detachment, which separates and exposes the photoreceptors and retinal pigment epithelium to the gene therapy.  The retina is in a disease state and already compromised , and the procedure carries iatrogenic risk.  However, the success of this surgery is critical for the clinical efficacy of retinal gene therapy. Consequently, the surgery requires extensive training and the limited number of specialized ocular gene therapy centers creates patient access issues.

In preclinical studies we have conducted and through collaborations with both an academic center and gene therapy companies, we have observed that SCS injection can administer both viral and non-viral gene therapy. Using marker genes like green fluorescent protein and luciferase in both rabbits and non-human primates, we were able to use our SCS injection to achieve expression in the retina and choroid. We are dedicating some of our resources toward development of therapeutics using this approach.

In the February 2019 annual meeting of the Macula Society, researchers presented preliminary evidence of the potential for suprachoroidal administration of gene-based therapies. In a rabbit model, suprachoroidal administration of non-viral DNA nanoparticle gene therapy, or DNPs, marker gene luciferase activity was observed that was comparable to that seen from subretinal injections and significantly greater than that seen from untreated eyes. Suprachoroidally injected DNPs were well tolerated, showed luciferase activity in the choroid and retina of rabbit eyes and provided preliminary evidence of the potential for suprachoroidal administration of gene-based therapies. Specifically, suprachoroidal administration does not require detachment of the photoreceptors from the retinal pigment epithelium, and consequently, avoids the risk of iatrogenic subretinal injection to an already-compromised retina. Suprachoroidal injection procedure training is minimal and could ultimately enhance access to care because it would not have to be administered at a specialized gene therapy surgery treatment center.

Consequently, we believe suprachoroidal administration may further enhance the value proposition of ocular gene therapy by potentially improving safety and expanding access. We are exploring both non-viral and viral gene therapies in preclinical studies both alone and in collaborations with an academic center and gene therapy companies.

The SCS Microinjector

Our drug candidates have been and will be specifically formulated to be injected with our SCS Microinjector via suprachoroidal injection in order to flow to the back of the eye. If our products are approved for marketing by applicable regulatory authorities, we will package the drug along with the SCS Microinjector syringe and two 30-gauge hollow microneedles of varying lengths, each less than 1.2 millimeters, within a custom-designed hub that optimizes insertion and suprachoroidal administration of drugs.

Our proprietary SCS Microinjector, shown below, can be used to inject a wide variety of drugs into the SCS.

Needle **safety cap** with integrated **fixed length calipers** of 4.5 mm
Barrel Grips to hold during procedure
Plunger Handle to inject drug
900
CLEARSIDE BIOMEDICAL
Needle Length Printed on needles
100 microliter (0.1 mL) capacity with increments of 25 microliters (0.025 mL)
1100
Needle magnified
Conjunctiva compressing hub
30 gauge needle Free length of **900 µm and 1100 µm**

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

On May 8, 2018, we entered into a supply agreement with Gerresheimer Regensburg GmbH to supply our SCS Microinjector. Unless terminated earlier pursuant to its terms, the Gerresheimer agreement has an initial term of five years, after which it renews in three-year increments unless either party gives notice of non-renewal at least one year in advance. Each party has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The Gerresheimer agreement contains provisions relating to compliance by Gerresheimer with current Good Manufacturing Practices, confidentiality and other customary matters for an agreement of this nature. We anticipate entering into commercial supply agreements with our other suppliers at a later date.

Commercialization

If approved by the FDA, we intend to commercialize our product candidates in the United States, and we may enter into distribution or licensing arrangements for commercialization rights for other regions. Our management team has substantial experience in commercializing ophthalmic drugs at large and small companies including Genentech, Novartis, Alimera and Santen.

There are approximately 1,900 uveitis and retina specialists in the United States. We believe we will be able to reach this concentrated set of specialists efficiently, with a small sales force combining expertise and demonstrated success, including retina and uveitis expertise, device training and understanding of the dynamics associated with launching buy-and-bill therapeutics. We intend to complement our sales force with a small field-based reimbursement support team, patient support services, and a small payor field team responsible for educating payors on the clinical data and value proposition supporting the on-label use of XIPERE and the SCS injection procedure.

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

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO or DME. OZURDEX, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union, and received approval from the FDA to treat DME.

Additionally, there are several corticosteroid treatments intended for longer term steroid control once the patients have been ruled out for cataracts or susceptibility to elevated IOP. Bausch Health markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide for the treatment of non-infectious uveitis. Eyepoint Pharmaceuticals recently received approval of Yutiq, an injectable form of fluocinolone acetonide for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

Iluvien, marketed by Alimera Sciences, has been approved in both the United States and the European Union for the treatment of DME.

Our product candidates could also compete with anti-VEGF drugs, which are the current standard of care for RVO, wet AMD and DME. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, DME and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and DME and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD, DME and RVO.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors may also obtain FDA or other regulatory approval for their drugs before we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or obtaining FDA market exclusivity, thereby delaying our product approvals. Competitors’ patent protection could also potentially delay FDA approval of our product candidates for up to 30 months, and we may still be subject to potential patent litigation that might arise beyond the 30 months. The key competitive factors affecting the success of our product candidates, if approved for marketing, are likely to be their efficacy, safety, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 16 granted U.S. patents broadly directed to methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 14 patent applications pending in the United States, 29 issued foreign patents and four allowed foreign patents, four pending international PCT applications and 33 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license five of the 16 issued U.S. patents, four pending U.S. applications, 12of the issued foreign patents and one of the allowed foreign patents, and five foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to the in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire between 2027 and 2037, without taking into account possible patent term adjustments or extensions.

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

Our product candidates are protected against genericization through numerous patents. In the case of XIPERE injected into the SCS, an applicant who files a paragraph 4 ANDA or 505(b)(2) NDA certifying they may circumvent our patents must also demonstrate comparability of the proposed drug, which we believe may require a clinical trial in macular edema associated with uveitis, against our product, unless a biowaiver is obtained.

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

Under this license agreement, we made an initial $30,000 upfront payment and a $35,000 milestone payment upon dosing of the first human patient in a clinical trial. This license agreement requires us to make a $75,000 milestone payment upon the occurrence of a specified event relating to the commercialization of a drug developed using the licensed patents. On July 1, 2018, we paid Emory and GTRC $75,000 to extend the date by which we may achieve the commercialization milestone. We are obligated to pay an annual license maintenance fee of $25,000, which will continue until the first commercial sale of a product covered by the licensed patents. Additionally, we will owe a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in each of Australia, Korea, Russia and Singapore, four registered trademarks in Brazil and three pending applications in Brazil, two registered trademarks in Canada and three pending applications in Canada, five registered trademarks in China, four registered trademarks in the European Union, one registered trademark in each of India and New Zealand and one pending application in each of India and New Zealand, two registered trademarks in each of Israel and Japan, six registered trademarks in Mexico and one pending application in Mexico, five pending applications in South Africa, four registered trademarks in the United States and three pending applications in the United States.  In addition to patent and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and employees. These and other agreements, such as invention assignment agreements, grant us ownership of technologies that are developed through a relationship with a third party.

Government regulation

In the United States, the FDA regulates drug and device products under the FDCA and its implementing regulations. While it may be the case that when a drug and a device are used together, which is called a combination product, the FDA typically regulates the dispenser of a drug, such as a syringe co-packaged with a drug, as a drug itself.

In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research, or CDER, has primary jurisdiction over the premarket development, review and approval of our product candidates. We have been advised that, within CDER, the division responsible for ophthalmology, which will have primary jurisdiction, views our product candidate as a drug. Based on our discussions with the FDA, including our pre-NDA meeting, we do not anticipate that the FDA will require changes to this approach, although the FDA could change its position during the course of its review of any marketing application that we may submit.

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

Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA or an IRB may nevertheless initiate a clinical hold after the 30 days if, for example, significant health risks arise.

In the United States, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at each of the sites at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition and quality of the product, are submitted to the FDA in the form of an NDA, requesting approval to market the product. The application must be accompanied by a significant user fee payment, although waivers may be granted and exemptions apply in limited cases. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional preclinical, clinical or other studies.

Review of application

Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review.   This is typically 10 months from the date of submission for drugs that are not new molecular entities, such as our product candidates. The review process can be expedited if priority review is granted.  In such a case, the FDA review period is only 6 months.  Alternatively, the FDA review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and may also inspect clinical trial sites for integrity of the data supporting safety and efficacy. The device component of our products will also be subject to review as part of the NDA review process and its manufacturers subject to inspection for compliance with device cGMPs embodied in the Quality System Regulation, or QSR. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a black box warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or a Complete Response Letter, detailing the deficiencies and information required for reconsideration of the application.

Post-approval requirements

Approved drugs that are manufactured or distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims and some manufacturing and supplier changes are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for approved products, as well as new application fees for certain supplemental applications.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including without limitation the FDCA, the federal civil False Claims Act, other federal and state health care fraud and abuse laws and state consumer protection laws. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

The Hatch-Waxman amendments

Our regulatory strategy is to pursue development of our drugs as Section 505(b)(2) NDAs under the FDCA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. Therefore, if we can satisfy the conditions required for a Section 505(b)(2) NDA submission, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for the new product candidate that might otherwise have been required, although the review time is not shortened. As a condition for approval, the FDA may also require us to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug.

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

If the reference NDA holder and patent owners file patent litigation directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit, or a decision in the case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

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

A drug, including one approved under a 505(b)(2) application, may obtain a three-year period of non-patent market exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application until after that three-year exclusivity period has run. However, the FDA can accept an application and begin the review process during the three-year exclusivity period. A 505(b)(2) NDA may also be subject to a five-year exclusivity period for a new chemical entity, whereby the FDA will not accept for filing, with limited exception, a product seeking to rely upon the FDA’s findings of safety or effectiveness for such new chemical entity.

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

We do not plan to pursue orphan drug designation for XIPERE for the treatment of uveitis in the United States. However, we may seek designation for other products in the future. We cannot guarantee that we will obtain orphan drug designation for any products in any jurisdiction. Even if we are able to obtain orphan drug designation for a product, we cannot be sure that such product will be approved, that we will be able to obtain orphan drug exclusivity upon approval, if ever, or that we will be able to maintain any exclusivity that is granted.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. Therefore, even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend ourselves against enforcement or litigation due to the fact that there is significant enforcement interest in life sciences companies in the United States and some of the applicable laws are broad in scope.

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

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the federal civil False Claims Act. Several pharmaceutical, device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses.

The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The federal criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal and civil statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Under HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain health care providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.  Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules.  New laws governing privacy may be adopted in the future as well.

In the EU/EEA, the General Data Protection Regulation (2016/679), or GDPR, went into effect on May 25, 2018 and replaced Directive 95/46/EC (the EU Privacy Directive).  The GDPR applies to identified or identifiable personal data processed by automated means (for example, a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices, require registration of pharmaceutical sales representatives, require drug manufacturers to report information on the pricing of certain drugs, or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws. The heightening compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health care laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and reimbursement

The physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual third-party payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017, but we believe obtaining a separate CPT code for the use of our products is essential to our commercial success. We intend to seek a Category 1 CPT code and a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself should we receive approval from the FDA. We believe that separate CPT and HCPCS codes will help third-party payors differentiate our drug candidates from other drugs currently on the market administered through intravitreal injections, although we can provide no assurance that CMS will approve the creation of a separate CPT code or HCPCS code. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will not change in the future.

Our strategy will include efforts to engage third-party payors to establish coverage, coding and reimbursement that will facilitate access to our product candidates and the SCS injection procedure as we expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the procedures during which our product candidates are administered and for the drugs themselves. Failure by physicians, hospitals, ambulatory surgery centers, and other users of our products to obtain sufficient coverage and adequate reimbursement from third-party payors for the procedures to administer our product candidates or for the product candidates themselves, or adverse changes in third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. Failure to obtain favorable coverage policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Payment adjustments for the Medicare quality payment program will begin in 2019. At this time it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

Healthcare reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that third-party payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

For example, implementation of the Affordable Care Act has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries.

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In addition, the Affordable Care Act implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While a number of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Employees

As of December 31, 2018, we had 50 full-time employees, all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred net losses of $82.8 million, $59.0 million and $25.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We have not completed development of, and obtained marketing approval for, any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have incurred recurring losses from operations since inception which raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our drug development programs or commercialization efforts.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than our credit facility, although as described in this report we have also entered into an at-the-market sales facility that allows us to sell shares of our common stock at prevailing market prices and on specified terms, depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We may not be successful in our transition from a company with a research and development focus to a company capable of supporting commercial activities.

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

We have entered into a second amended and restated loan and security agreement with Silicon Valley Bank, or SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively as the Lenders, pursuant to which we have borrowed an aggregate of $10.0 million as of December 31, 2018. We can draw an additional $5.0 million until March 31, 2019. Our obligations under the loan agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without the Lenders’ prior written consent. The amended and restated loan agreement contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. Our obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of December 31, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

Injecting drugs into the SCS is a novel approach for ophthalmic therapies, and there is no guarantee this approach will provide adequate patient benefit or be accepted by physicians, patients or third-party payors. We believe we are the first and only company developing drugs specifically for suprachoroidal injection for potential treatment of eye diseases. Although our clinical trial results suggest that suprachoroidal injection of drugs, such as XIPERE, may be effective at treating back of the eye diseases, to date no company has developed a drug for suprachoroidal administration that has received marketing approval.

We cannot guarantee that suprachoroidal injection of drugs will prove in our ongoing and future clinical trials to be a safe or effective approach for treating back of the eye diseases in humans, nor can we ensure that we will achieve regulatory approval for our product candidates, even if our clinical trials are successful.

Even if we are able to achieve marketing approval for one of our product candidates, the novelty of suprachoroidal injection may make it difficult to demonstrate to physicians and third-party payors that suprachoroidal injection of our drugs is an appropriate approach for treating diseases such as uveitis, RVO and DME and provides advantages compared to the current standards of care. Further, if we are not successful in conveying to physicians, patients and third-party payors that the suprachoroidal administration of our drug candidates with our proprietary SCS Microinjector provides useful patient outcomes, we may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate payment for, our product candidates. Additionally, in some cases, our product candidates will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients using XIPERE and our other product candidates.

All of our product candidates are in clinical or preclinical development. If we are unable to obtain regulatory approval for and commercialize our product candidates or if we experience significant delays in doing so, our business may be harmed.

Given our human experience with our clinical programs, the successful development of any of our product candidates is extremely uncertain, and we cannot guarantee that we will be successful in developing any of our product candidates. Further, the FDA may conclude that our clinical trials are not sufficient to support approval of our product candidates.

We have not completed the development of any product candidates, we currently generate no revenues from sales of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our proprietary SCS Microinjector for suprachoroidal injection of drugs and the identification of potential drug candidates using that technology. Our ability to generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization. The success of those product candidates will depend on several factors, including the following:

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

From time to time, we may publish data from our clinical studies. Data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our prospects for obtaining regulatory approval of our product candidates.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, we were previously developing XIPERE in combination with an anti-VEGF therapy for the treatment of macular edema associated with RVO. On November 5, 2018, we announced that the primary endpoint of our Phase 3 clinical trial evaluating XIPERE together with intravitreal Eylea in patients with RVO was not achieved. In light of the 8-week topline data, we discontinued our Phase 3 trials of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent in patients with RVO, as well as the clinical development of XIPERE in combination with anti-VEGF agents for the treatment of RVO.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing XIPERE or our other current or future product candidates.

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

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are regulated under the drug regulations of the FDCA. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. For example, in preparation for our NDA submission for XIPERE for the treatment of patients with macular edema associated with uveitis, we conducted audits of our third-party manufacturers, and identified items that require correction prior to the FDA’s pre-approval inspection of those manufacturing facilities. While we are working with these manufacturers to resolve these issues, there can be no assurance that we, or they, will be able to remediate those issues in a timely manner or at all. As a result, we or our suppliers may not pass an FDA pre-approval inspection. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, receipt of a complete response letter, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates, including XIPERE.

Our product candidates that we may develop may compete with other drugs and devices for access to manufacturing facilities. There are a limited number of manufacturers that operate under the drug and device cGMP regulations applicable to our product candidates and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance or our SCS Microinjector. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drugs and the components of our SCS Microinjector, we may incur added costs and delays in identifying and qualifying any such replacement. For example, the FDA could require supplemental data if a new supplier is relied upon for the supply of our products. Any interruption or delay in the supply of components and materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

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

We may seek third-party collaborators for the development and commercialization of our product candidates outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	collaborators may refuse to perform clinical trials or other obligations required for approval in a particular jurisdiction outside the United States;
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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to establish sales and distribution capabilities for our product candidates, we may not be successful in commercializing those product candidates, if and when they are approved.

We do not have a sales infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States, we will need to establish a sales organization. In the future, we expect to build a focused sales and marketing infrastructure to target the approximately 1,900 uveitis and retina specialists in the United States for any of our product candidates that receive marketing approval. There are risks involved with establishing our own sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or educate an adequate number of physicians as to the benefits of our product candidates;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales and distribution capabilities and, instead, enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to sell and distribute any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Suprachoroidal injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the healthcare community and patients to adopt new technologies and our novel approach of SCS injection of drugs;
•	the willingness of uveitis and retina specialists to expend the time necessary to receive proper training on injecting drugs into the SCS using our SCS Microinjector;
•	the ability to manufacture our product in sufficient quantities and yields;
•	the strength of marketing and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our drugs together with other medications.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of DME. OZURDEX, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the back of the eye and RVO in both the United States and in the European Union, and recently received approval from the FDA to treat DME in adult patients who have an artificial lens implant or who are scheduled for cataract surgery. Bausch Health markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide, for the treatment of non-infectious uveitis. Eyepoint Pharmaceuticals recently received approval of Yutiq, an injectable form of fluocinolone acetonide for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. Iluvien, marketed by Alimera Sciences, is a fluocinolone acetonide implant and is approved for the treatment of DME in both the United States and the European Union.

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

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our drugs may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D program and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs, including drugs currently on the market used by physicians to treat the clinical indications for which we are currently seeking FDA approval and likely our product candidates, if approved. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business.

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Payment adjustments for the Medicare quality payment program began in 2019. At this time it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We believe that physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. We intend to seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe that separate CPT and HCPCS codes will help payors differentiate our drug candidates from other drugs currently on the market administered through intravitreal injections, although we can provide no assurance that CMS will approve the creation of a separate HCPCS code or that the Category III codes will remain in effect. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will be sufficient to successfully commercialize any approved product and, even if adequate payment amounts are obtained, they could change in the future.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers and senior management, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with most of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2018, we had 50 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection or that we have published an invention prior to filing a relevant patent application. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. For example, we do not control the prosecution of the patent applications licensed to us under the Emory/GT License described below. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection and may not be of sufficient scope or strength to provide us with any commercial advantage. Our competitors may be able to design around our owned or licensed patents by developing similar or alternative technologies or drugs without infringing on our intellectual property rights.

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

Competing products may be sold in countries in which our patent coverage might not exist or be as strong. If we lose a patent lawsuit alleging our infringement of a competitor’s patent, or if FDA approval is stayed pending the outcome of patent litigation, we could be prevented from marketing our products. As a result, our ability to grow our business and compete in the market may be harmed.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could hurt the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Other than the trade name XIPERE, we have not yet selected trademarks for our product candidates or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. In addition, third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

Some intellectual property that we have in-licensed may have been discovered through a government funded program and may be subject to certain federal regulations.

Some of the intellectual property rights we have licensed, including such rights licensed from Emory University and Georgia Tech Research Corporation, may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention, (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also could take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

We are seeking FDA approval through the Section 505(b)(2) regulatory pathway for XIPERE and may pursue that pathway for our other product candidates. We believe that our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, will be regulated under the drug provisions of the FDCA, enabling us to submit NDAs for approval of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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

Recent developments relating to the United Kingdom's referendum vote in favor of withdrawal from the European Union could adversely affect us.

The UK held a referendum on June 23, 2016, in which a majority voted for the UK’s withdrawal from the European Union, or EU, commonly known as “Brexit”. As a result of this vote, on March 29, 2017, the UK officially started the separation process and commenced negotiations to determine the terms of the UK's withdrawal from the EU. The UK is currently scheduled to leave the EU at 11:00p.m. GMT on March 29, 2019. If the UK and the EU are unable to negotiate acceptable withdrawal terms, barrier-free access between the UK and other European Member States or among the European Economic Area overall could be diminished or eliminated. The effects of Brexit are expected to be far-reaching and will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently. Given the level of uncertainty, Brexit, and the perceptions as to its impact, may adversely affect business activity and economic conditions in the UK, Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets, asset valuations and credit ratings. Brexit could also have the effect of disrupting and potentially ending the free movement of goods, services and people between the UK and the EU, which may negatively affect our operations. As a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership in the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, we cannot be certain of the full extent to which Brexit could adversely affect our business, results of operations and financial condition.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, such as the federal civil False Claims Act, as well as state consumer protection laws.

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

Even though we have received orphan drug designation in the European Union for the treatment of non-infectious uveitis, we may not be able to obtain orphan drug marketing exclusivity for this product candidate.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. We have received orphan drug designation from the EMA for the treatment of non-infectious uveitis, and we may seek orphan drug designation from the FDA or EMA for our future product candidates. However, we cannot pursue orphan drug designation from the FDA for the treatment of uveitis.

Regulation (EC) No 141/2000 and Regulation (EC) No 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In addition, the period of market exclusivity may be reduced to six years if it can be demonstrated based on available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. There is no guarantee that we will be able to obtain or maintain orphan exclusivity even if we receive marketing authorization in Europe.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners and vendors, could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of substantial civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

•

federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act which  permits private individuals, on behalf of the government, to bring civil whistleblower or qui tam actions to enforce the law, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, including federal health care programs, such as, the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

HIPAA, which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which went into effect on May 25, 2018 and applies to identified or identifiable personal data in electronic or paper form.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and the healthcare fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, as well as reputational harm, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including future collaborators, are found not to be in compliance with applicable laws, they may be subject to the same criminal, civil and administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

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

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices and drug and device combination products, which, under subsequent legislation, was suspended from January 1, 2016 to December 31, 2018, and, under the continuing resolution on appropriations for fiscal year 2018, or 2018 Appropriations Resolution, signed by President Trump on January 22, 2018, was further suspended through December 31, 2019. Absent further legislative action, this tax will be reinstated starting January 1, 2020;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•

expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70%  point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The 2018 Appropriations Resolution delayed the implementation of certain Affordable Care Act-mandated fees, including, without limitation, the medical device excise tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. The federal income tax legislation, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), effective for net operating losses incurred in taxable years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the changes to the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the changes in the federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As of December 31, 2018, we had approximately $195.2 million of federal and $7.6 million of state net operating loss, or NOL, carryforwards. If not utilized, these federal NOL carryforwards will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain how various states will respond to the newly enacted federal tax law.   However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The completion of our IPO, recent follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

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

Our stock price has been and may continue to be volatile. Since our IPO, our common stock has traded at prices between $0.99 and $25.08 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the structure of healthcare payment systems;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of us and our business;
•	recruitment or departure of key personnel; and
•	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

If a significant number of our shares are sold into the market, it could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We have broad discretion in the use of our cash, cash equivalents and short-term investments and may invest or spend our cash in ways with which you do not agree.

We have broad discretion over the use of our cash, cash equivalents and short-term investments. You may not agree with our decisions, and our use of our cash may not yield any return on your investment. Our failure to apply our resources effectively could compromise our ability to pursue our growth strategy. You will not have the opportunity to influence our decisions on how to use our cash, cash equivalents and short-term investments.

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

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, especially after we cease to be an emerging growth company under SEC rules. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices occupy approximately 20,000 square feet of office space in Alpharetta, Georgia under a lease with an initial term until September 2023, with a renewal option for one additional five-year term. We lease approximately 3,500 square feet of office space in Berkeley, California for our commercial operations under a lease with an initial term until July 2020, with a renewal option for an additional one-year term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “CLSD”.

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

Stockholders

As of March 11, 2019, we had 36,039,245 shares of common stock outstanding held by 18 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018 and 2017 is derived from our audited financial statements included within this Annual Report. The statement of operations data for the year ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)

License and collaboration revenue	$30	$345	$520	$—	$—
Operating expenses:
Research and development	68,291	49,053	19,455	10,762	6,692
General and administrative	14,684	9,700	6,263	6,555	3,131
Total operating expenses	82,975	58,753	25,718	17,317	9,823
Loss from operations	(82,945)	(58,408)	(25,198)	(17,317)	(9,823)
Other income (expense)	127	(567)	(684)	(322)	(366)
Net loss	$(82,818)	$(58,975)	$(25,882)	$(17,639)	$(10,189)
Net loss per share of common stock — basic and diluted	$(2.69)	$(2.33)	$(1.97)	$(7.54)	$(5.86)
Weighted average shares outstanding — basic and diluted	30,733,600	25,311,614	13,111,067	2,338,950	1,738,660

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$8,043	$9,224	$34,284	$20,283	$8,269
Short-term investments	32,835	28,416	48,807	—	—
Restricted cash	360	360	360	—	—
Total assets	44,120	40,493	84,813	21,055	10,299
Debt	9,975	8,009	7,586	5,976	—
Total liabilities	20,500	19,078	13,154	10,400	2,677
Total stockholders' equity (deficit)	23,620	21,415	71,659	(36,659)	(19,213)

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

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to restore and preserve vision for people with serious eye diseases. Our current product candidates focus on diseases affecting three major components of the eye: the retina, which is the tissue that lines the inside of the eye and is primarily responsible for vision; the choroid, which is the layer adjacent to the retina that supplies the retina with blood, oxygen and nourishment; and the sclera, which is the outer protective layer of the eye.

Our suprachoroidal injection platform is a novel patented approach for delivering pharmacotherapy to the back of the eye in the anatomic structure known as the suprachoroidal space, or SCS. The elasticity of the SCS allows for migration when fluid is injected between the choroid and sclera and allows the fluid to spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. We are able to precisely administer drugs into the SCS with our proprietary microinjector that utilizes a needle that is approximately 1mm in length.

Our suprachoroidal injection technology is used in conjunction with our proprietary formulations of existing drugs and novel therapies to create a therapeutic platform of product candidates to treat several serious eye diseases. Our lead product candidate, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide formulated for administration via suprachoroidal injection. Based in part on the positive results from our Phase 3 PEACHTREE clinical trial, in December 2018, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for XIPERE for the treatment of macular edema associated with uveitis. On February 19, 2019 we received notification from the FDA that it had accepted the XIPERE NDA for review and had determined that the application was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act, or PDUFA, goal date has been assigned for October 19, 2019.

We are also developing XIPERE for the treatment of diabetic macular edema, or DME. In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering XIPERE in combination with intravitreal EYLEA® (aflibercept), an anti-VEGF agent, in patients with DME. Based upon a review of our Phase 2 TYBEE clinical trial data, we have decided to cease clinical development of XIPERE in combination with an anti-VEGF therapy for the treatment of DME. We believe there is a path forward with XIPERE in DME and are evaluating options for clinical trials that can demonstrate the potential benefit from XIPERE as a monotherapy. We intend to discuss this strategy with appropriate regulatory authorities and to pursue the development of XIPERE as monotherapy in DME and other potential indications outside of uveitis, similar to the approval and use of other steroids for these indications.

If any of our product candidates are approved, we plan to commercialize them with a specialty team of 30 to 40 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States, and we may also pursue collaborations with third parties to commercialize any of our drugs approved for marketing outside the United States.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives and, beginning in 2013, conducting clinical trials of our most advanced product candidates. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2018, we had an accumulated deficit of $206.9 million. We recorded net losses of $82.8 million, $59.0 million and $25.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval and preparing for potential commercialization of our product candidates, as well as for commercializing XIPERE for the treatment of macular edema associated with uveitis, if approved.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our clinical trial expenses will decrease over the near term as we have discontinued our SAPPHIRE and TOPAZ clinical trials. However, we will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals for XIPERE for the treatment of macular edema associated with uveitis and other developmental efforts necessary to seek such approvals. We anticipate that our general and administrative expenses will increase substantially as we:

•	establish sales and distribution infrastructure and scale up external manufacturing capabilities to commercialize XIPERE for the treatment of macular edema associated with uveitis, if approved;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts; and
•	operate as a public company.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates. In 2014, we executed a license agreement with NovaMedica LLC, or NovaMedica, and in 2015, we executed a license agreement with Spark Therapeutics, Inc., or Spark. In connection with these agreements, we received up-front payments of $200,000 from NovaMedica and $500,000 from Spark. We deferred recognizing these payments through 2015. In the first quarter of 2016, we began recognizing revenue related to the NovaMedica payment and we recognized the entire payment from Spark. In the first quarter of 2018, upon our adoption ASU 2014-09, Revenue from Contracts with Customers, the remaining $160,000 of deferred revenue related to the NovaMedica license agreement was recorded as a cumulative adjustment to our accumulated deficit.

We may enter into additional collaboration agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various eye diseases. We recognized $30,000 and $325,000 in collaboration revenue from these agreements during the years ended December 31, 2018 and 2017, respectively.

Research and Development

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with preclinical and development activities;
•	costs associated with submitting regulatory approval applications for our product candidates;
•	costs associated with technology and intellectual property licenses;
•	costs for our research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

For the years ended December 31, 2018, 2017 and 2016, substantially all of our research and development expenses have been related to the non-clinical and clinical development of our product candidates.

The following table shows our research and development expenses by type of activity for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
XIPERE (uveitis program)	$8,803	$12,702	$8,411
XIPERE (RVO program)	44,432	23,487	3,677
XIPERE (DME program)	3,062	4,217	—
Wet AMD program	3	252	2,930
Total program expense	56,300	40,658	15,018
Unallocated	11,991	8,395	4,437
Total research and development expense	$68,291	$49,053	$19,455

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative costs include commercial launch cost, facility related costs not otherwise included in research and development expenses, professional fees for legal, patent, consulting, and accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the potential commercialization of our product candidates, particularly XIPERE for the treatment of macular edema associated with uveitis, if approved. Additionally, we anticipate increased costs related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, including compliance with the Sarbanes-Oxley Act, director and officer insurance, and investor and public relations costs.

Other Income (Expense)

Other income consists of interest income earned on our cash, cash equivalents and short-term investments. Interest income is not currently significant to our financial statements.

Other expense consisted of interest accrued under our loan agreements for the years ended December 31, 2018, 2017 and 2016. Additionally, during the year ended December 31, 2016, other expense included changes in the value of a liability related to a warrant to purchase preferred stock, which warrant automatically converted into a warrant to purchase common stock in connection with our initial public offering, or IPO, in June 2016. After the conversion, no further income or expense was recognized in connection with changes in the fair value of that warrant, which was subsequently exercised in October 2016.

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

Our material financial instruments at December 31, 2018 and 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, treasury bills, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. We have determined our short-term investments, comprised of certificates of deposit, corporate bonds and commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

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

•

Volatility. We calculate expected volatility based on our historical volatility and utilize data from a representative group of publicly traded companies. We selected representative companies from the pharmaceutical industry with similar characteristics to us, including stage of product development and therapeutic focus.

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

We have an employee stock purchase plan that is considered a compensatory plan. The fair value of the discount and the look-back period of the employee stock purchase plan are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

Share-based compensation expense related to stock options and the employee stock purchase plan aggregated $4.8 million, $3.4 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Tax valuation allowance

We recorded deferred tax assets of $49.6 million, primarily related to our net operating losses, as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs for the period from our inception on May 26, 2011 to December 31, 2018. We incurred a net loss for tax purposes of $79.1 million for the year ended December 31, 2018. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2018, we had federal NOL carryforwards of $195.2 million and state NOL carryforwards of $7.6 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and collaboration revenue	$30	$345	$(315)
Operating expenses:
Research and development	68,291	49,053	19,238
General and administrative	14,684	9,700	4,984
Total operating expenses	82,975	58,753	24,222
Loss from operations	(82,945)	(58,408)	(24,537)
Other income (expense)	127	(567)	694
Net loss	$(82,818)	$(58,975)	$(23,843)

Revenue. In the years ended December 31, 2018 and 2017, we recognized $30,000 and $0.3 million, respectively, of revenue associated with other collaboration agreements and in the year ended December 31, 2017, we recognized an additional $20,000 of revenue associated with our agreement with NovaMedica.

Research and development. Research and development expense increased by $19.2 million, from $49.1 million for the year ended December 31, 2017 to $68.3 million for the year ended December 31, 2018. This was primarily attributable to an increase in costs related to our clinical program in RVO. Costs for our RVO program increased $20.9 million, which included purchases of clinical drug supply for SAPPHIRE, start-up costs and purchases of clinical drug supply for TOPAZ and the accelerated close-out costs in connection with discontinuing both trials due to failing to achieve the primary endpoint of SAPPHIRE. We also incurred a $1.4 million increase in regulatory costs in preparation of the NDA submission for XIPERE for the treatment of macular edema associated with uveitis, a $1.4 million increase in employee-related costs due to an increase in headcount and a $0.8 million increase in costs related to device and drug manufacturing. These increases were partially offset by a $4.3 million decrease in clinical costs for our uveitis program, as PEACHTREE was completed during the first quarter of 2018, and a $0.2 million decrease in costs associated with our wet AMD program, which was discontinued in the first quarter of 2017.

General and administrative. General and administrative expenses increased by $5.0 million, from $9.7 million for the year ended December 31, 2017 to $14.7 million for the year ended December 31, 2018. The increase was primarily attributable to a $2.5 million increase in employee-related costs and an increase of $2.0 million in marketing-related expenses as we prepared for the potential commercialization of XIPERE for the treatment of macular edema associated with uveitis.

Other income (expense). Other income (expense) for each of the years ended December 31, 2018 and 2017 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset by interest income from our short-term investments. The increase in income for 2018 compared to 2017 was the result of higher short-term investment balances from the net proceeds of our public offering of common stock in the first quarter of 2018.

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

Research and development. Research and development expense increased by $29.6 million, from $19.5 million for the year ended December 31, 2016 to $49.1 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in costs related to our clinical programs. Costs for our uveitis program increased $4.2 million, costs for our RVO program increased $21.3 million, which included purchases of Eylea for SAPPHIRE and start-up costs for TOPAZ, and costs for our DME program increased $4.2 million. In addition to the increase in the cost of our clinical programs, we also incurred a $0.7 million increase in the cost of producing drug product for the registration batches to support our NDA submission, a $0.3 million increase in regulatory costs in preparation for the NDA submission, a $0.7 million increase in other research and development activities and a $2.4 million increase in employee-related costs due to an increase in headcount to support the increased clinical trial activities. These increases were partially offset by a $2.0 million decrease resulting from the completion in 2016 of two Phase 2 clinical trials for XIPERE and a $2.7 million decrease in costs resulting from the discontinuation of nonclinical development for our wet AMD program in the first quarter of 2017.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, we had an accumulated deficit of $206.9 million and cash, cash equivalents and short-term investments of $40.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2018, our funds were held in cash, money market funds, commercial paper and treasury bills.

On June 7, 2016, we closed our IPO and on June 30, 2016, the underwriters exercised their option to purchase additional shares. These issuances resulted in net proceeds of $51.4 million after deducting underwriting discounts and commissions and offering expenses.

On December 14, 2016, we closed a follow-on public offering and on December 30, 2016, the underwriters exercised their option to purchase additional shares. We received net proceeds of $38.5 million from these issuances after deducting underwriting discounts and commissions and offering expenses.

On June 30, 2017, we entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. Subsequent to December 31, 2018, we have sold 3.9 million shares of our common stock for net proceeds of $5.6 million under the ATM agreement.

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

On September 28, 2016, we entered into an amended and restated loan and security agreement with SVB, and entities affiliated with MidCap Financial Services, which we refer to collectively with SVB as the Lenders. The amended and restated loan and security agreement provided for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest was to accrue, or (ii) 0.50%. We borrowed an initial tranche of $8.0 million on September 28, 2016, of which $5.3 million was used to repay all amounts outstanding under our prior loan agreement with SVB. The draw period for the remaining $7.0 million available under the amended and restated loan and security agreement expired on March 31, 2018. In connection with the amended and restated loan and security agreement, we issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of our company, and are immediately exercisable.

On May 14, 2018, we entered into a second amended and restated loan and security agreement with the Lenders, or the Loan Agreement, which amended and restated in its entirety the prior amended and restated loan and security agreement with the Lenders. The Loan Agreement provides for term loans of up to $20.0 million, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million, $5.0 million is no longer available for draw as the SAPPHIRE clinical trial did not meet its primary endpoint. The other $5.0 million, or the Term C Loan, is available for draw until March 31, 2019 or, if earlier, an event of default. We are required to pay accrued interest only on outstanding amounts through October 31, 2019, or if the Term C Loan is made during the applicable draw period, through December 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The term loans under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our NDA submission, the potential commercialization of XIPERE for the treatment of macular edema associated with uveitis, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of XIPERE or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
•	launching commercial sales of the products, if approved, whether alone or in collaboration with others.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that candidate.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds other than under the Loan Agreement, and, as described above, we may also be able to sell additional shares of our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Outlook

We have suffered recurring losses, negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to sell, and then generate significant sales of XIPERE. We will need additional financing to fund our operations and to develop and commercialize XIPERE.

Based on our current research and development plans, including the discontinuation of clinical development of XIPERE together with an anti-VEGF agent for the treatment of RVO, our plans to reduce certain administrative expenses and our timing expectations related to the approval of our NDA submission, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. Accordingly, we have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, or entering into potential collaborations, partnerships and other strategic arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(79,200)	$(51,083)	$(22,709)
Investing activities	(3,760)	20,121	(49,140)
Financing activities	81,779	5,362	86,390
Net change in cash and cash equivalents	$(1,181)	$(25,600)	$14,541

During the years ended December 31, 2018, 2017 and 2016, our operating activities used net cash of $79.2 million, $51.1 million and $22.7 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss for the year ended December 31, 2018 as compared to the years ended December 31, 2017 and 2016 was primarily attributable to higher research and development expenses related to our Phase 3 clinical trials PEACHTREE, SAPPHIRE and TOPAZ and the related expenses to support them including employee-related costs. In addition, for the year ended December 31, 2018, we incurred regulatory costs in preparation for an NDA submission and costs associated with the planned commercialization of XIPERE.

During the year ended December 31, 2018, our net cash used in investing activities was $3.8 million compared to net cash provided by investing activities of $20.1 million during the year ended December 31, 2017, and net cash used in investing activities of $49.1 million during the year ended December 31, 2016. In the year ended December 31, 2018, net cash used in investing activities was primarily for the purchase of $80.1 million of short-term, available-for-sale investments, which included commercial paper and treasury bills, offset by the maturities of $76.5 million of short-term, available-for-sale investments, which included corporate bonds, commercial paper and treasury bills and $88,000 for the purchase of furniture and fixtures. In the year ended December 31, 2017, cash flows provided by investing activities was primarily from $68.5 million for the maturities of short-term, available-for-sale investments, which include certificates of deposit, corporate bonds and government bonds, commercial paper, treasury bills and agency obligations, partially offset by the purchase of $48.1 million of short-term, available-for-sale investments and $0.3 million for the purchase of furniture and fixtures for our corporate office. In the year ended December 31, 2016, cash flows used in investing activities resulted primarily from the purchase of $54.5 million of short-term, available-for-sale investments, partially offset by $5.7 million for the maturities of short-term, available-for-sale investments.

During the years ended December 31, 2018, 2017 and 2016, our net cash provided by financing activities was $81.8 million, $5.4 million and $86.4 million, respectively. The net cash provided by financing activities for the year ended December 31, 2018 was primarily comprised of the $79.6 million of net proceeds received from a public follow-on offering of our common stock in March 2018, $1.7 million of net proceeds received from the Loan Agreement and $0.5 million of proceeds received from shares issued from the exercise of stock options and the employee stock purchase plan. The net cash provided by financing activities for the year ended December 31, 2017 was comprised primarily of the $5.1 million of net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016. The net cash provided by financing activities for the year ended December 31, 2016 was comprised primarily of the $84.8 million of net proceeds received from our IPO and follow-on public offering of common stock and from the Loan Agreement with SVB, partially offset by $6.3 million in payments of long-term debt, which includes the $5.3 million to repay all amounts owed under the prior loan agreement with SVB.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018, which consisted of obligations under leases for our corporate headquarters in Alpharetta, Georgia, our commercial office in Berkeley, California and obligations under the Loan Agreement and a manufacturing supply agreement.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating lease obligations	$2,597	$623	$1,070	$904	$—
Long-term debt obligations (1)	12,500	1,401	7,683	3,416	—
Manufacturing supply agreement (2)	519	519	—	—	—
Total	$15,616	$2,543	$8,753	$4,320	$—

(1) Includes estimated interest expense at the minimum rate of 6.50% plus a 1.89% index rate and the final payment.

(2) On May 8, 2018, we entered into the Supply Agreement, pursuant to which Gerresheimer will manufacture and supply our proprietary SCS Microinjector. We will provide Gerresheimer with a rolling forecast schedule of our projected purchase orders for at least the next four calendar quarters. The agreement contains an initial five-year term that will automatically renew for successive periods of three years, unless terminated by either party at least 12 months prior to the end of the applicable term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018 and 2017, we had cash and cash equivalents of $8.0 million and $9.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of December 31, 2018 and 2017, we had short-term investments of $32.8 million and $28.4 million, respectively. The short-term investments include certificates of deposit, corporate bonds and government bonds, commercial paper and treasury bills. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. As of December 31, 2018, our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. As of December 31, 2017, our outstanding debt instruments carried a floating interest rate that is 7.0% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 0.50%. We estimate that a one percentage point increase in the applicable interest rate under our loan agreements would have resulted in a $100,000 and $80,000 increase in interest expense for the years ended December 31, 2018 and 2017, respectively.

We do not have any foreign currency or other material derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations since inception, and substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Atlanta, Georgia

March 14, 2019

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,043	$9,224
Short-term investments	32,835	28,416
Prepaid expenses	2,049	1,445
Other current assets	17	116
Total current assets	42,944	39,201
Property and equipment, net	790	885
Restricted cash	360	360
Other assets	26	47
Total assets	$44,120	$40,493
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,869	$5,384
Accrued liabilities	2,923	4,716
Current portion of long-term debt	556	3,200
Current portion of deferred rent	128	199
Other current liabilities	—	20
Total current liabilities	10,476	13,519
Long-term debt	9,419	4,809
Deferred rent	605	610
Deferred revenue	—	140
Total liabilities	20,500	19,078
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and 2017; 32,119,227 and 25,354,651 shares issued and outstanding at December 31, 2018 and 2017, respectively	32	25
Additional paid-in capital	230,475	145,618
Accumulated deficit	(206,887)	(124,220)
Accumulated other comprehensive loss	—	(8)
Total stockholders’ equity	23,620	21,415
Total liabilities and stockholders’ equity	$44,120	$40,493

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
License and collaboration revenue	$30	$345	$520
Operating expenses:
Research and development	68,291	49,053	19,455
General and administrative	14,684	9,700	6,263
Total operating expenses	82,975	58,753	25,718
Loss from operations	(82,945)	(58,408)	(25,198)
Other income (expense)	127	(567)	(684)
Net loss	$(82,818)	$(58,975)	$(25,882)
Net loss per share of common stock — basic and diluted	$(2.69)	$(2.33)	$(1.97)
Weighted average shares outstanding — basic and diluted	30,733,600	25,311,614	13,111,067

Net loss	$(82,818)	$(58,975)	$(25,882)
Unrealized gain (loss) on available-for-sale investments	—	5	(13)
Comprehensive loss	$(82,818)	$(58,970)	$(25,895)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2016	2,659,262	$3	$2,701	$(39,363)	$-	$(36,659)
Exercise of stock options	10,724	—	31	—	—	31
Vesting of restricted stock	6,485	—	—	—	—	—
Issuance of common stock upon exercise of warrants	133,560	—	410	—	—	410
Issuance of common stock in initial public offering	8,148,843	8	51,369	—	—	51,377
Issuance of common stock in follow-on offering	4,000,000	4	33,455	—	—	33,459
Conversion of preferred stock to common stock	9,614,159	10	48,188	—	—	48,198
Issuance of warrants to purchase common stock	—	—	308	—	—	308
Accretion of redeemable convertible preferred stock to redemption value	—	—	(884)	—	—	(884)
Share-based compensation expense	—	—	1,314	—	—	1,314
Net loss	—	—	—	(25,882)	—	(25,882)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at December 31, 2016	24,573,033	25	136,892	(65,245)	(13)	71,659
Issuance of common shares in follow-on offering	600,000	—	5,057	—	—	5,057
Issuance of common shares under employee stock purchase plan	9,692	—	66	—	—	66
Exercise of stock options	171,926	—	239	—	—	239
Share-based compensation expense	—	—	3,364	—	—	3,364
Net loss	—	—	—	(58,975)	—	(58,975)
Other comprehensive gain	—	—	—	—	5	5
Balance at December 31, 2017	25,354,651	25	145,618	(124,220)	(8)	21,415
Cumulative effect of accounting change	—	—	—	151	8	159
Issuance of common shares in follow-on offering	6,548,712	7	79,557	—	—	79,564
Issuance of common shares under employee stock purchase plan	12,595	—	50	—	—	50
Exercise of stock options	203,269	—	465	—	—	465
Share-based compensation expense	—	—	4,785	—	—	4,785
Net loss	—	—	—	(82,818)	—	(82,818)
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$—	$23,620

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(82,818)	$(58,975)	$(25,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	189	182	65
Share-based compensation expense	4,785	3,364	1,314
Non-cash interest expense	154	211	283
Accretion of debt discount	112	212	108
Change in fair value of warrant liability	—	—	156
Amortization and accretion on available-for-sale investments, net	(748)	(31)	(43)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(505)	(833)	(487)
Other assets	21	(5)	882
Accounts payable and accrued liabilities	(314)	4,715	1,424
Deferred revenue	—	(20)	(520)
Deferred rent	(76)	97	(9)
Net cash used in operating activities	(79,200)	(51,083)	(22,709)
Investing activities
Purchase of available-for-sale investments	(80,142)	(48,116)	(54,485)
Maturities of available-for-sale-investments	76,470	68,543	5,708
Change in restricted cash	—	—	(360)
Acquisition of property and equipment	(88)	(306)	(3)
Net cash (used in) provided by investing activities	(3,760)	20,121	(49,140)
Financing activities
Proceeds from follow-on offering, net of issuance costs	79,564	5,057	33,456
Proceeds from initial public offering, net of issuance costs	—	—	51,376
Proceeds from exercise of stock options	465	239	31
Proceeds from shares issued under employee stock purchase plan	50	66	—
Proceeds from issuance of long-term debt	10,000	—	7,857
Principal payments made on long-term debt	(8,300)	—	(6,330)
Net cash provided by financing activities	81,779	5,362	86,390
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,181)	(25,600)	14,541
Cash, cash equivalents and restricted cash, beginning of period	9,584	35,184	20,643
Cash, cash equivalents and restricted cash, end of period	$8,403	$9,584	$35,184
Supplemental disclosure
Interest paid	$751	$653	$250
Supplemental disclosure of noncash investing and financing activities
Tenant improvements paid by landlord	$—	$637	$—
Conversion of convertible preferred stock to common stock	—	—	48,198
Reclassification of deferred initial public offering costs	—	—	1,597
Issuance of warrants to purchase common stock	—	—	308
Accretion of redeemable convertible preferred stock to redemption value	—	—	884
Unpaid initial public offering costs in accounts payable and accrued expenses	—	—	507

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to restore and preserve vision for people with serious eye diseases. The Company’s current product candidates focus on treatments for diseases affecting the retina, choroid and sclera and are injected into the suprachoroidal space (“SCS”) using its proprietary SCS Microinjector. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

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

Liquidity

On June 1, 2016, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on June 7, 2016 and the Company received net proceeds of $45.3 million. On June 30, 2016, the underwriters of the IPO partially exercised their option to purchase additional shares, and on July 6, 2016, the Company received net proceeds of $6.1 million.

On December 9, 2016, the Company’s registration statement on Form S-1 relating to its follow-on public offering of its common stock was declared effective by the SEC. The follow-on public offering closed on December 14, 2016 and the Company received net proceeds of $33.4 million. On December 30, 2016, the underwriters of the follow-on public offering exercised their option to purchase additional shares and on January 6, 2017, the Company received net proceeds of $5.1 million.

On June 30, 2017, the Company entered into an at-the-market sales agreement with Cowen and Company LLC (“Cowen”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as its sales agent. Subsequent to December 31, 2018, the Company has sold 3.9 million shares of its common stock for net proceeds of $5.6 million under the at-the-market facility.

On March 12, 2018, the Company closed a follow-on public offering in which it sold 6,538,462 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 14, 2018, the Company entered into a second amended and restated loan and security agreement (the “2nd A&R loan agreement”) with Silicon Valley Bank (“SVB”), MidCap Funding XII Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the Company’s prior amended and restated loan and security agreement with the Lenders.  The 2nd A&R loan agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the prior amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million, $5.0 million is no longer available for draw as the Company’s SAPPHIRE clinical trial did not meet its primary endpoint. The other $5.0 million (the “Term C Loan”) is available for draw until March 31, 2019 or, if earlier, an event of default. The Company is required to pay accrued interest only on outstanding amounts through October 31, 2019, or if the Term C Loan is made during the applicable draw period, through December 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The term loans under the 2nd A&R loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of its intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $40.9 million as of December 31, 2018. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities. Until the Company can generate sufficient revenue, the Company may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements.

The Company has suffered recurring losses, negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain FDA approval to sell, and then generate significant sales of its lead product candidate, XIPERE. The Company will need additional financing to fund its operations and to develop and commercialize XIPERE.

Based on its current research and development plans, including the discontinuation of clinical development of XIPERE together with an anti-vascular endothelial growth factor agent for the treatment of retinal vein occlusion, its plans to reduce certain administrative expenses and its timing expectations related to the approval of its NDA submission, the Company expect that its existing cash, cash equivalents and short-term investments will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2020. Accordingly, the Company has plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, or entering into potential collaborations, partnering and other strategic arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its capital resources sooner than it expects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Property and Equipment, Net

Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, or for leasehold improvement the lesser of the useful life or remaining lease term. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Debt Discount

All debt discounts are recorded against the related debt obligation and are amortized using the effective interest rate method over the term of the underlying debt obligation and reflected in interest expense.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, on fair value measurements. The Company’s material financial instruments at December 31, 2018 and 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, other current assets, and accounts payable approximate their respective carrying values due to the short term nature of these instruments.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2018. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

Research and Development Costs

Research and development costs are charged to expense as incurred and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical and preclinical studies;
•	costs associated with preclinical and development activities;
•	costs associated with submitting regulatory approval applications for the Company’s product candidates;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

Share-Based Compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of awards granted to non-employees is re-

measured each period until the related service is complete. Share-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the relevant vesting period.

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

Short-Term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of certificates of deposit, commercial paper, corporate and government bonds and treasury bills. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within interest income. In addition, the Company evaluates the short-investments with unrealized losses to determine whether such losses are other-than-temporary.

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2018, the restricted cash balance was invested in a commercial money market account.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance related to the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company adopted the standard on January 1, 2018 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

	December 31,
	2018	2017	2016
Cash and cash equivalents	$8,043	$9,224	$34,824
Restricted cash	360	360	360
Cash, cash equivalents and restricted cash shown on the statements of cash flows	$8,403	$9,584	$35,184

Restricted cash consists of amounts held by a financial institution under a contractual agreement.

In May 2017, the FASB issued ASU 2017-9, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2017-9 effective January 1, 2018, and the impact on its financial statements and related disclosure will depend on any future modifications to its share-based awards.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company will adopt the ASC 842 effective January 1, 2019 using the effective date method, will not restate any prior periods and will adopt the package of practical expedients. Under the package of practical expedients, the Company does not have to reassess whether contracts are or contain leases, the classification of leases or whether initial direct costs should be capitalized. Upon adoption, the recognition of the present value of lease assets and liabilities will impact the balance sheet, but will not have a material impact on the statements of operations or cash flows.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December31,
		2018	2017
Furniture and fixtures	5	$382	$303
Machinery and equipment	5	121	121
Computer equipment	3	19	41
Leasehold improvements	Lesser of useful life or remaining lease term	677	667
Total property and equipment		1,199	1,132
Less: Accumulated depreciation		(409)	(247)
Property and equipment, net		$790	$885

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued research and development	$1,263	$3,360
Accrued bonuses	1,088	920
Accrued professional fees	63	62
Accrued vacation	103	113
Accrued interest payable	76	58
Accrued expense	330	203
	$2,923	$4,716

5. Long-Term Debt

Loan and Security Agreements

In September 2016, the Company entered into an amended and restated loan and security agreement, which was subsequently amended on October 31, 2017 (as amended, the “1st A&R loan agreement”) with the Lenders, which amended and restated in its entirety the Company’s prior loan agreement. The 1st A&R loan agreement provided for new term loans of up to $15.0 million, with a floating interest rate equal to 7% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 0.50%.

Under the terms of the 1st A&R loan agreement, an initial tranche of $8.0 million was advanced on September 28, 2016. The draw period of the remaining $7.0 million available under the 1st A&R loan agreement expired on March 31, 2018. The Company was required to pay accrued interest only on the outstanding $8.0 million balance through December 31, 2017, followed by 30 equal payments of principal and accrued interest. The Company had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 2% of the original principal amount of the aggregate term loans for any prepayment through May 31, 2020. A final payment of $0.5 million was due at the maturity of the loan on June 1, 2020, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default, and was being accreted in long-term debt over the life of the loan. Of the $8.0 million borrowed, $5.3 million was used to repay all amounts outstanding under the original loan agreement. Closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan are recorded in long-term debt and being accreted over the life of the loan. Upon repayment of the original loan agreement, all remaining closing costs associated with the original loan agreement are being accreted to long-term debt over the life of the 1st A&R loan agreement.

On May 14, 2018, the Company entered into the 2nd A&R loan agreement with the Lenders, which amended and restated in its entirety the 1st A&R loan agreement. The 2nd A&R loan agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month the immediately precedes the month in which the interest will accrue, or (ii) 1.89%.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the 1st A&R loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million available under the 2nd A&R loan agreement, $5.0 million is no longer available for draw as the SAPPHIRE clinical trial did not meet its primary endpoint. The other $5.0 million Term C Loan is available until the earlier of (i) March 31, 2019 and (ii) the occurrence of an event of default. The Company is required to pay accrued interest only on all amounts outstanding under the 2nd A&R loan agreement through October 31, 2019 (or if the Term C Loan is made during the applicable draw period, through December 31, 2019), followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of 3% of the original principal amount of each term loan for any prepayment prior the first anniversary of the date such term loan is funded or 2% of the original principal amount of each term loan for any prepayment on or after the first anniversary of the date such term loan is funded but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The Company accounted for the 2nd A&R loan agreement as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the Lenders and closing costs incurred in the refinancing portion of the loan were recorded as expense while the financing costs for the new portion of the loan, which consists of the final payment, are being accreted over the life of the loan and recorded in long-term debt. Upon repayment of the 1st A&R loan agreement, all remaining closing costs associated with the 1st A&R loan agreement are being accreted to long-term debt over the life of the 2nd A&R loan agreement.

The term loans under the 2nd A&R loan agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the original loan agreement, the 1st A&R loan agreement and the 2nd A&R loan agreement was $791,000, $653,000 and $287,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Accretion of the scheduled final payment under the original loan agreement, the 1st A&R loan agreement and the 2nd A&R loan agreement was $154,000, $211,000 and $283,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Accretion of the deferred closing costs under the original loan agreement, the 1st A&R loan agreement and the 2nd A&R loan agreement was $112,000, $212,000 and $261,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the scheduled payments for the loan agreement, including the scheduled final payment in 2020, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2019	$556	$845	$1,401
2020	3,333	651	3,984
2021	3,333	366	3,699
2022	2,778	638	3,416
	$10,000	$2,500	$12,500

6. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2018 and 2017, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2018 and 2017, there were 32,119,227 and 25,354,651 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with the loan agreement, the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a remaining life of 7.75 years as of December 31, 2018.

8. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The Company reserved 1,818,182 shares of common stock for issuance under the 2016 Plan. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2018, under the 2016 Plan, options to purchase 2,606,231 shares of the Company’s common stock were outstanding at a weighted average price of $7.86 per share and 1,164,683 shares remained available for future grant. As of January 1, 2019, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 1,284,769 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2018, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 2,449,452 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2018, options to purchase 839,629 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.76 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Research and development	$1,766	$1,348	$539
General and administrative	3,004	1,988	775
Total	$4,770	$3,336	$1,314

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the fair value calculation for the underlying common stock for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	93.08%	96.85%	97.45%
Risk-free interest rate	2.87%	2.20%	2.20%
Expected dividend yield	0.00%	0.00%	0.00%

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

Expected stock price volatility: For the year ended December 31, 2018, the expected volatility is based on the Company’s historical volatility. For the years ended December 31, 2017 and 2016, the volatility assumption is based on the historical volatilities of the stock of several public entities that are similar to the Company, as the Company did not have sufficient historical transactions in its own shares on which to base expected volatility. The Company selected representative companies from the pharmaceutical industry with similar characteristics, including stage of product development and therapeutic focus.

Forfeitures: As of January 1, 2017, upon adopting ASU 2016-09, the Company began recording forfeitures as they occurred. In prior years, the Company had estimated its forfeiture rate to be zero for the periods presented and any expense true-ups for terminated employees have been immaterial.

The following table summarizes the activity related to stock options during the year ended December 31, 2018:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2018	3,075,349	$6.17
Granted	889,500	7.44
Exercised	(203,269)	2.29
Cancelled/Forfeited	(298,484)	7.29
Options outstanding at December 31, 2018	3,463,096	6.62

Options exercisable at December 31, 2017	1,114,286	3.94

Options exercisable at December 31, 2018	1,583,749	5.63

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2018 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.02 - $2.22	364,949			5.02	319,949			4.33
$3.08 - $6.99	1,887,380			8.03	731,702			6.32
$7.00 - $8.99	868,989			7.68	464,384			7.22
$9.11 - $20.84	341,778			8.95	67,714			8.03
	3,463,096	$6.62	$218	7.72	1,583,749	$5.63	$218	6.26

As of December 31, 2018, the Company had $10.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years. The weighted-average fair values of all stock options granted for the years ended December 31, 2018, 2017 and 2016 was $5.98 per share, $5.25 per share and $7.89 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2018 was $1.07, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The Company reserved 181,818 shares of common stock for issuance under the 2016 ESPP. Additionally, the number of shares reserved for issuance under the 2016 ESPP will automatically increase for a period of ten years, from January 1, 2017 through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2019. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2018 was 658,807 shares.

The first offering period for the 2016 ESPP commenced on January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2018 and 2017, the Company issued 12,595 and 9,692 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017

Research and development	$5	$7
General and administrative	10	21
Total	$15	$28

9. Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2018	2017	2016
Deferred tax asset (liability)
Net operating loss carryforwards	$41,152	$27,999	$23,391
Non-deductible accrued expenses	245	248	358
Deferred rent	148	49	1
Deferred revenue	—	38	69
Stock compensation expense	899	387	101
Depreciation differences	(125)	(18)	(13)
Federal tax credits	6,481	3,437	1,232
State tax credits	757	524	301
Charitable contributions	6	6	6
Valuation allowance	(49,563)	(32,670)	(25,446)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal tax rate	21.00%	34.00%	34.00%
State tax rate	(0.73)	2.42	3.79
Permanent difference and other	(0.33)	(2.84)	(1.98)
Tax credit	3.96	3.97	1.62
Valuation allowance	(20.39)	(12.42)	(37.43)
ASC 740-10	(3.51)	—	—
Impact of federal rate change	—	(25.13)	—
	0.00%	0.00%	0.00%

In December 2017, the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of December 31, 2017, the Company recorded a provisional tax expense of the impact of the 2017 Tax Act of approximately $14.9 million. This amount was primarily comprised of the re-measurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%. As of December 31, 2018, the Company has completed the accounting for the effects of the 2017 Tax Act and recorded an insignificant adjustment to the provisional estimate recognized as of December 31, 2017.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

At December 31, 2018, the Company had a valuation allowance of $49.6 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2018, the Company had income tax NOL carryforwards for federal and state purposes of $195.2 million and $7.6 million, respectively. The Company has recorded a deferred tax asset for both federal and state carryforwards of $41.0 million and $150,000, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2031, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

Ownership changes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. It is possible that the Company has undergone an ownership change as defined by Section 382 of the Code or that the Company may undergo such a change in the future. Any such ownership change may limit the Company’s ability to utilize net operating losses.

The Company is subject to taxation in the United States and certain state jurisdictions. The U.S. federal statute of limitations remains open for the periods from inception and forward. The Company has not been the subject of examination by the taxing authorities.

Liabilities for uncertain tax positions are recognized based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires the Company to estimate and measure the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits.

During 2018, the Company analyzed its uncertain tax positions and recorded an ASC 740-10 reserve in the amount of $2.9 million against its prior year Georgia NOLs. There are no other ASC 740-10 reserves as of December 31, 2018.

10. Commitments and Contingencies

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

Minimum lease payments were as follows at December 31, 2018 (in thousands):

Year ending December 31,
2019	$623
2020	574
2021	496
2022	511
2023	393
Total minimum lease payments	$2,597

Rent expense was $316,000, $214,000 and $81,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

In May 2018, the Company entered into a manufacturing supply agreement (the “Supply Agreement”), with Gerresheimer Regensburg GmbH, a company incorporated under the laws of Germany (“Gerresheimer”). Gerresheimer will manufacture and supply the Company’s proprietary SCS Microinjector. The Company will provide Gerresheimer with a rolling forecast schedule of its projected purchase orders for at least the next four calendar quarters. The Supply Agreement contains an initial five-year term that will automatically renew for successive periods of three years, unless terminated by either party at least 12 months prior to the end of the applicable term.

11. License and Collaboration Agreements

In August 2014, the Company entered into a royalty-bearing license agreement with NovaMedica LLC (“NovaMedica”). Under this agreement, the Company granted to NovaMedica the right to use the Company’s intellectual property to develop and commercialize the intended products (the “Covered Products”) and to have the exclusive right to sell those products in Russia and specified adjacent territories involving the use of the corticosteroid triamcinolone acetonide as the sole active pharmaceutical ingredient for administration in the SCS. In connection with this royalty-bearing license, NovaMedica made an upfront payment to the Company of $200,000. The Company is currently developing product candidates that when completed would be subject to this license giving NovaMedica the exclusive right to then sell the products in the specified geographic territories. In mid-December 2015, the Company received positive results from the Phase 2 clinical trial relating to the product candidate and determined, based on these results, that the intellectual property could become commercially feasible. Beginning in the quarter ended March 31, 2016, the Company began recognizing the $200,000 to revenue over the period of time to complete clinical development and commercialization of the Covered Products and the beginning of the first set of patent expirations in 2027. The Company recorded $20,000 of license revenue during each of the years ended December 31, 2017 and 2016 for this license agreement. On January 1, 2018, upon the adoption of ASU 2014-09, the Company accelerated the recognition of the deferred revenue and recorded the remaining balance of $160,000 as a cumulative adjustment to accumulated deficit.

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

The Company has periodically entered into other short-term collaboration agreements to evaluate the potential use of its proprietary SCS microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $30,000 and $325,000 of revenue from these collaboration agreements during the years ended December 31, 2018 and 2017, respectively.

12. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Commercial paper	$25,346	$—	$25,346
Treasury bills	7,490	(1)	7,489
Total available-for-sale investments	$32,836	$(1)	$32,835

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

The Company’s material financial instruments at December 31, 2018 and 2017 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, treasury bills, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of certificates of deposit, corporate bonds and commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2018 and 2017.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$8,042	$—	$—	$8,042
Restricted cash money market	360	—	—	360
Treasury bills	7,490	—	—	7,490
Commercial paper	—	25,346	—	25,346
Total financial assets	$15,892	$25,346	$—	$41,238

	December 31, 2017
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$9,224	$—	$—	$9,224
Restricted cash money market	360	—	—	360
Government bonds and treasury bills	11,238	—	—	11,238
Certificates of deposit	—	1,960	—	1,960
Corporate bonds	—	5,064	—	5,064
Commercial paper	—	10,154	—	10,154
Total financial assets	$20,822	$17,178	$—	$38,000

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Outstanding stock options	3,463,096	3,075,349	2,243,575
Stock purchase warrants	29,796	29,796	29,796
	3,492,892	3,105,145	2,273,371

15. Quarterly Financial Information (unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2018 and 2017 are as follows (in thousands except per share data):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$(16,453)	$(20,904)	$(23,956)	$(21,662)
Net loss	$(16,607)	$(20,701)	$(23,872)	$(21,638)
Net loss per share of common stock — basic and diluted	$(0.62)	$(0.65)	$(0.75)	$(0.68)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses	$(10,261)	$(13,768)	$(18,348)	$(16,376)
Net loss	$(10,373)	$(13,773)	$(18,336)	$(16,493)
Net loss per share of common stock — basic and diluted	$(0.41)	$(0.54)	$(0.72)	$(0.65)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.12

Second Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated December 12, 2016 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 16, 2017).

10.13

Sales Agreement, dated June 30, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on July 3, 2017).

10.14	+

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

10.18

Second Amended and Restated Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank, MidCap Funding III Trust and Midcap Financial Trust, dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on May 15, 2018).

10.19

Supply Agreement, by and among the Registrant and Gerresheimer Regensburg GmbH, dated as of May 8, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2018).

10.20	+

Change in Control Equity Acceleration Plan, amending the Registrant’s 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the

Commission on August 8, 2018.

10.21	+	Executive Employment Agreement, by and between the Company and Brion S. Raymond, dated as of February 20, 2018.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page).

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

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ Daniel H. White
March 14, 2019		Daniel H. White President and Chief Executive Officer

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

Signature	Title	Date

/s/ Daniel H. White Daniel H. White	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019

/s/ William D. Humphries William D. Humphries	Director	March 14, 2019

/s/ Richard Croarkin Richard Croarkin	Director	March 14, 2019

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 14, 2019

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	Director	March 14, 2019

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 14, 2019

/s/Clay B. Thorp Clay B. Thorp	Director	March 14, 2019