Form 10-Q
period 2019-03-31
Clearside Biomedical, Inc.
filed 2019-05-10
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSD	The Nasdaq Stock Market LLC

As of May 6, 2019, the registrant had 37,595,551 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$32,950	$8,043
Short-term investments	1,988	32,835
Prepaid expenses	497	2,049
Other current assets	33	17
Total current assets	35,468	42,944
Property and equipment, net	755	790
Operating lease right-of-use asset	925	—
Restricted cash	360	360
Other assets	26	26
Total assets	$37,534	$44,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,258	$6,869
Accrued liabilities	4,520	2,923
Current portion of long-term debt	1,389	556
Current portion of operating lease liabilities	499	—
Current portion of deferred rent	—	128
Total current liabilities	11,666	10,476
Long-term debt	8,647	9,419
Operating lease liabilities	1,130	—
Deferred rent	—	605
Total liabilities	21,443	20,500
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 36,782,920 and 32,119,227 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37	32
Additional paid-in capital	238,345	230,475
Accumulated deficit	(222,291)	(206,887)
Total stockholders’ equity	16,091	23,620
Total liabilities and stockholders’ equity	$37,534	$44,120

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$45	$—
Operating expenses:
Research and development	10,967	13,379
General and administrative	4,384	3,074
Total operating expenses	15,351	16,453
Loss from operations	(15,306)	(16,453)
Other expense, net	(98)	(154)
Net loss	$(15,404)	$(16,607)
Net loss per share of common stock — basic and diluted	$(0.45)	$(0.62)
Weighted average shares outstanding — basic and diluted	34,144,209	26,818,137

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2019
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$—	$23,620
Issuance of common shares from at-the-market sales agreement	4,660,966	5	6,622	—	—	6,627
Exercise of stock options	2,727	—	1	—	—	1
Share-based compensation expense	—	—	1,247	—	—	1,247
Net loss	—	—	—	(15,404)	—	(15,404)
Balance at March 31, 2019	36,782,920	$37	$238,345	$(222,291)	$—	$16,091

	Three Months Ended March 31, 2018
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity
Balance at December 31, 2017	25,354,651	$25	$145,618	$(124,220)	$(8)	$21,415
Cumulative effect of accounting change	—	—	—	151	8	159
Issuance of common shares from follow-on public offering	6,538,462	7	79,574	—	—	79,581
Exercise of stock options	53,920	—	237	—	—	237
Share-based compensation expense	—	—	1,138	—	—	1,138
Net loss	—	—	—	(16,607)	—	(16,607)
Balance at March 31, 2018	31,947,033	$32	$226,567	$(140,676)	$—	$85,923

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(15,404)	$(16,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	47
Share-based compensation expense	1,247	1,138
Non-cash interest expense	46	49
Accretion of debt discount	15	49
Amortization and accretion on available-for-sale investments, net	(103)	(43)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,536	(613)
Other assets and liabilities	(29)	12
Accounts payable and accrued liabilities	(14)	341
Deferred rent	—	(26)
Net cash used in operating activities	(12,653)	(15,653)
Investing activities
Maturities of available-for-sale investments	30,950	20,970
Purchase of available-for-sale investments	—	(8,725)
Acquisition of property and equipment	(18)	—
Net cash provided by investing activities	30,932	12,245
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	6,627	—
Proceeds from follow-on public offering, net of issuance costs	—	79,581
Proceeds from exercise of stock options	1	237
Payments made on long-term debt	—	(800)
Net cash provided by financing activities	6,628	79,018
Net increase in cash, cash equivalents and restricted cash	24,907	75,610
Cash, cash equivalents and restricted cash, beginning of period	8,403	9,584
Cash, cash equivalents and restricted cash, end of period	$33,310	$85,194

Reconciliation of cash, cash equivalents and restricted cash:

	March 31,
	2019	2018
Cash and cash equivalents	$32,950	$84,834
Restricted cash	360	360
Cash, cash equivalents and restricted cash shown on the statements of cash flows	$33,310	$85,194

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to restore and preserve vision for people with serious eye diseases. The Company’s current product candidates focus on treatments for diseases affecting the retina and choroid and are injected into the suprachoroidal space (“SCS”) using its proprietary SCS Microinjector™. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of and successfully commercializes, its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts, regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. On June 30, 2017, the Company entered into an at-the-market sales agreement (“the ATM agreement”) with Cowen and Company LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. As of March 31, 2019, the Company had sold 4.7 million shares of its common stock for net proceeds of $6.6 million under the ATM agreement. The Company’s registration statement on Form S-3 contemplated under the ATM agreement was declared effective by the SEC on July 13, 2017.  The registration statement on Form S-3 includes a prospectus supplement covering the offering up to $18.5 million of shares of common stock over the 12 months ending March 15, 2020 in accordance with the ATM agreement.

The Company will need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and to complete the development of any additional product candidates. If such products were to receive regulatory approval, the Company may need to prepare for the potential commercialization of its product candidates and fund the commercial launch of the products, if the Company decides to commercialize the products on its own. Moreover, the Company’s fixed expenses such as rent and other contractual commitments are substantial and are expected to increase in the future.

The Company had cash, cash equivalents and short-term investments of $34.9 million as of March 31, 2019. The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain approval from the U.S. Food and Drug Administration  (the “FDA”) to market, and then generate significant sales of its lead product candidate, XIPERE™. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities and prepares for the anticipated commercial launch of XIPERE. The Company will need additional financing to fund its operations and to commercialize XIPERE and may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements.

Based on its current research and development plans, including the discontinuation of clinical development of XIPERE together with an anti-vascular endothelial growth factor agent for the treatment of retinal vein occlusion, its plans to reduce certain administrative expenses and its timing expectations related to the approval of its New Drug Application (“NDA”) submission, the Company expects that its existing cash, cash equivalents and short-term investments will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2020. Accordingly, the Company has plans to mitigate its going concern risk by raising additional capital, potentially in a combination of equity or debt financings, or by entering into potential collaborations, partnering and other strategic arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its capital resources sooner than it expects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are being issued.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2019, statements of operations for the three months ended March 31, 2019 and 2018, statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019, its results of its operations for the three months ended March 31, 2019 and 2018, its changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the accounting for useful lives to calculate depreciation and amortization, clinical expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Research and Development Costs

Research and development costs are charged to expense as incurred and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with nonclinical and clinical development activities;
•	costs associated with submitting regulatory approval applications for the Company’s product candidates;
•	costs associated with training physicians on the suprachoroidal injection procedure and educating and providing them with appropriate product candidate information;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842), and subsequently issued updates as part of ASU 2018-11, Leases, Targeted Improvements. The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted the ASC 842 effective January 1, 2019 using the optional transition method, did not restate any prior periods and adopted the package of practical expedients. Under the package of practical expedients permitted by the new standard, the Company does not have to reassess whether contracts are or contain leases, the classification of leases or whether initial direct costs should be capitalized. The adoption of the new standard resulted in the recognition of a right-of use asset of $1.0 million and lease obligations of $1.7 million on the Company’s balance sheet as of January 1, 2019. The adoption did not have a material impact on the Company’s statements of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Shared-Based Payment Accounting. The ASU update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption did not have a material impact on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2019	December 31, 2018
Furniture and fixtures	5	$400	$382
Machinery and equipment	5	121	121
Computer equipment	3	19	19
Leasehold improvements	Lesser of useful life or remaining lease term	677	677
		1,217	1,199
Less: Accumulated depreciation		(462)	(409)
		$755	$790

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued research and development	$3,268	$1,263
Accrued marketing	366	47
Accrued bonuses	405	1,088
Accrued professional fees	129	63
Accrued vacation	169	103
Accrued interest payable	—	76
Accrued expense	183	283
	$4,520	$2,923

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

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the 1st A&R loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million under the 2nd A&R Loan Agreement, $5.0 million became available for draw but was not drawn by the Company, and the other $5.0 million is not available for draw.

The Company is required to pay accrued interest only on the $10 million borrowed under the 2nd A&R Loan Agreement through October 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance in full, subject to a prepayment fee of 3% of the original principal amount for any prepayment prior to May 14, 2019 or 2% of the original principal amount for any prepayment on or after May 14, 2019 but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The borrowings under the 2nd A&R Loan Agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements described above was $225,000 and $161,000 for the three months ended March 31, 2019 and 2018, respectively. Accretion of the scheduled final payment was $46,000 and $49,000 for the three months ended March 31, 2019 and 2018, respectively. Accretion of the deferred debt issuance costs was $15,000 and $49,000 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the scheduled payments for the 2nd A&R Loan Agreement, including the scheduled final payment in 2022, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2019	$556	$635	$1,191
2020	3,333	651	3,984
2021	3,333	366	3,699
2022	2,778	638	3,416
	$10,000	$2,290	$12,290

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2019 and December 31, 2018, there were 36,782,920 and 32,119,227 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with the 1st A&R loan agreement (see Note 5), the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 7.5 years as of March 31, 2019.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$462	$431
General and administrative	775	702
Total	$1,237	$1,133

The following table summarizes the activity related to stock options during the three months ended March 31, 2019:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2019	3,463,096	$6.62
Granted	1,532,600	1.24
Exercised	(2,727)	0.40
Forfeited	(160,080)	6.25
Options outstanding at March 31, 2019	4,832,889	6.62

Options exercisable at December 31, 2018	1,583,749	5.63

Options exercisable at March 31, 2019	1,593,506	5.77

As of March 31, 2019, the Company had $10.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has issued a total of 22,287 shares of common stock purchased under the 2016 ESPP. The Company has recorded $9,800 and $5,000 of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively, in the statements of operations for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period.

9. Commitments and Contingencies

Lease Commitment Summary

In November 2016, the Company signed an office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The lease agreement is for a 6.5 year term with a renewal option for one additional five-year term. Rental payments are $35,145 per month subject to an increase of 3% per year. Rent expense under this lease is recognized on a straight-line basis over the term of the lease. In addition, the lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises. The Company relocated to this space in March 2017.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

March 31, 2019
Operating lease right-of-use asset	$925

Liabilities
Current portion of operating lease liabilities	$499
Operating lease liabilities	1,130
Total operating lease liabilities	$1,629

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the leases will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2019, the Company’s weighted average discount rate was 5.3% and the weighted average lease term was 2.9 years.

Total future undiscounted minimum lease payments were as follows at March 31, 2019 (in thousands):

Year Ending December 31,
2019	$471
2020	574
2021	496
2022	511
2023	393
Total minimum lease payments	$2,445

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Rent expense was $100,000 and $58,000 for the three months ended March 31, 2019 and 2018, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities was $129,000 for the three months ended March 31, 2019.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. Collaboration Agreements

The Company has periodically entered into other short-term collaboration agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $45,000 of revenue from these collaboration agreements during the three months ended March 31, 2019.

11. Available-for-Sale Investments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	March 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
Commercial paper	$1,988	$—	$1,988
Total available-for-sale investments	$1,988	$—	$1,988

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

The Company’s material financial instruments at March 31, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, government bonds, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates is classified as Level 1 in the fair value hierarchy. The Company has determined its short-term investments, comprised of treasury bills and commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2019 and the year ended December 31, 2018.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$32,950	$—	$—	$32,950
Restricted cash money market	360	—	—	360
Commercial paper	—	1,988	—	1,988
Total financial assets	$33,310	$1,988	$—	$35,298

	December 31, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$8,042	$—	$—	$8,042
Restricted cash money market	360	—	—	360
Treasury bills	7,490	—	—	7,490
Commercial paper	—	25,346	—	25,346
Total financial assets	$15,892	$25,346	$—	$41,238

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

	Three Months Ended March 31,
	2019	2018
Outstanding stock options	4,832,889	3,135,929
Stock purchase warrants	29,796	29,796
	4,862,685	3,165,725

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, particularly in Part II – Item 1A, “Risk Factors”. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2018 appearing in our Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Overview

We are a late-stage clinical biopharmaceutical company developing first-in-class pharmacological therapies to restore and preserve vision for people with serious eye diseases. Our current product candidates focus on diseases affecting two major components of the eye: the retina, which is the tissue that lines the inside of the eye and is primarily responsible for vision; and the choroid, which is the layer adjacent to the retina that supplies the retina with blood, oxygen and nourishment.

Our suprachoroidal injection platform is a novel, patented non-surgical approach for delivering pharmacotherapy to the back of the eye in the anatomic structure known as the suprachoroidal space, or SCS. The elasticity of the SCS allows for migration when fluid is injected between the choroid and sclera and allows the fluid to spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. We are able to precisely administer drugs into the SCS with our proprietary microinjector that utilizes a needle that is approximately 1 millimeter in length.

Our suprachoroidal injection technology is used in conjunction with our proprietary formulations of existing drugs and novel therapies to create a therapeutic platform of product candidates to treat several serious eye diseases. Our lead product candidate, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide formulated for administration via suprachoroidal injection. Based in part on the positive results from our Phase 3 PEACHTREE clinical trial, in December 2018, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for XIPERE for the treatment of macular edema associated with uveitis. On February 19, 2019 we received notification from the FDA that it had accepted the XIPERE NDA for review and had determined that the application was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act, or PDUFA, goal date has been assigned for October 19, 2019. If approved, we anticipate launching XIPERE in the first quarter of 2020.

In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering XIPERE in combination with intravitreal EYLEA® (aflibercept), an anti-VEGF agent, in patients with diabetic macular edema, or DME. Based upon a review of our Phase 2 TYBEE clinical trial data, we have decided to cease clinical development of XIPERE in combination with an anti-VEGF therapy for the treatment of DME. We believe there is a path forward with XIPERE in DME and are evaluating options for clinical trials that can demonstrate the potential benefit from XIPERE as a monotherapy. We intend to discuss this strategy with appropriate regulatory authorities and, subject to the availability of additional funding, to pursue the development of XIPERE as monotherapy in DME and other potential indications outside of uveitis. We are also evaluating the potential to develop therapeutic candidates based on the administration of gene therapy and novel small molecules through the SCS using our SCS Microinjector.

If XIPERE or any of our other product candidates are approved, we currently plan to commercialize them with a specialty team of approximately 20 sales and medical marketing professionals to target the approximately 1,900 uveitis and retina specialists in the United States. If we commercialize any of our product candidates ourselves, we will require significant additional funding. We may pursue collaborations with third parties to commercialize any of our drugs approved for marketing, including XIPERE, in the United States. We do not expect to commercialize any products approved outside the United States ourselves, but instead would likely seek third-party collaborations for commercialization internationally.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives, conducting clinical trials of our most advanced product candidates and preparing to commercialize XIPERE for the treatment of macular edema associated with uveitis if approved by the FDA. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2019, we had an accumulated deficit of $222.3 million. We recorded net losses of $15.4 million and $16.6 million for the three months ended March 31, 2019 and 2018, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary clinical development of, and obtaining regulatory approval and preparing for potential commercialization of, our product candidates, including commercializing XIPERE for the treatment of macular edema associated with uveitis, if approved, either on our own or in collaboration with third parties.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our clinical trial expenses will decrease over the near term as we have discontinued late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals for XIPERE for the treatment of macular edema associated with uveitis and other developmental efforts necessary to seek such approvals. We anticipate that our general and administrative expenses will increase substantially as we:

•	establish sales and distribution infrastructure and scale up external manufacturing capabilities to commercialize XIPERE for the treatment of macular edema associated with uveitis, if approved;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems and personnel, including personnel to support our development and potential future commercialization efforts.

Based on our current plans and forecasted expenses we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates.

We have periodically entered into short-term collaboration agreements, generally with performance obligations of one to two months, to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement.

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

Research and Development

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with nonclinical activities and development activities;
•	costs associated with submitting regulatory approval applications for our product candidates;
•	costs associated with training physicians on the suprachoroidal injection procedure and educating and providing them with appropriate product candidate information;

•	costs associated with technology and intellectual property licenses;
•	costs for our research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

For the three months ended March 31, 2019 and 2018, substantially all of our research and development expenses were related to the clinical development of our product candidates.

The following table shows our research and development expenses by program, including those that have been discontinued, for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
XIPERE (uveitis program)	$1,183	$2,573
XIPERE (RVO program)	6,802	7,376
XIPERE (DME program)	3	1,177
Total	7,988	11,126
Unallocated	2,979	2,253
Total research and development expense	$10,967	$13,379

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

Other expense primarily consists of interest expense under our loan agreements for the three months ended March 31, 2019 and 2018.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2019, other than our adoption of ASU 2016-02, Leases, as described in Note 2 to our financial statements included in this report.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Period-to-Period
	2019	2018	Change
	(in thousands)
Collaboration revenue	$45	$—	$45
Operating expenses:
Research and development	10,967	13,379	(2,412)
General and administrative	4,384	3,074	1,310
Total operating expenses	15,351	16,453	(1,102)
Loss from operations	(15,306)	(16,453)	1,147
Other expense, net	(98)	(154)	56
Net loss	$(15,404)	$(16,607)	$1,203

Revenue. In the three months ended March 31, 2019, we recognized $45,000 of revenue associated with collaboration agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense decreased by $2.4 million, from $13.4 million for the three months ended March 31, 2018 to $11.0 million for the three months ended March 31, 2019. This was primarily attributable to a $1.4 million decrease due the completion of the PEACHTREE trial during the first quarter of 2018, a $1.2 million decrease in costs related to our DME program, as the TYBEE trial was completed in the second quarter of 2018, and a $0.6 million decrease due to closing down two late-stage clinical trials, SAPPHIRE and TOPAZ. These decreases were partially offset by a $0.8 million increase in employee-related costs and a $0.5 million increase in manufacturing costs for XIPERE.

General and administrative. General and administrative expenses increased by $1.3 million, from $3.1 million for the three months ended March 31, 2018 to $4.4 million for the three months ended March 31, 2019. The increase was primarily attributable to a $0.6 million increase in employee-related costs and an increase of $0.6 million in marketing-related expenses as we prepare for potential commercialization of XIPERE.

Other expense, net. Other expense, net for each of the three months ended March 31, 2019 and 2018 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset in part by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $34.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2019, our funds were held in cash, money market funds and commercial paper.

On June 30, 2017, we entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of March 31, 2019, we have sold 4.7 million shares of our common stock for net proceeds of $6.6 million under the ATM agreement. Our registration statement on Form S-3 contemplated under the ATM agreement was declared effective by the SEC on July 13, 2017. The registration statement on Form S-3 includes a prospectus supplement covering the offering up to $18.5 million of shares of common stock over the 12 months ending March 15, 2020 in accordance with the ATM agreement.

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

We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million, $5.0 million became available but we elected not to draw it, and the other $5.0 million did not become available for draw.

We are required to pay accrued interest only on the $10.0 million outstanding balance through October 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance in full, subject to a prepayment fee of 3% of the original principal amount for any prepayment prior to May 14, 2019 or 2% of the original principal amount for any prepayment on or after May 14, 2019 but prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The amounts due under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our NDA submission, preparation for XIPERE’s anticipated commercial launch in the first quarter of 2020, legal and other regulatory expenses and general overhead costs.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds, and, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We also incur costs as a public company, including increased costs and expenses for fees to members of our board of directors, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market, and then generate significant sales of XIPERE. We will need additional financing to fund our operations and commercialize XIPERE.

Based on our current research and development plans, including the discontinuation of clinical development of XIPERE together with an anti-VEGF agent for the treatment of retinal vein occlusion, or RVO, our plans to reduce certain administrative expenses and our timing expectations related to the approval of our NDA submission, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. Accordingly, we have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, or entering into potential collaborations, partnerships and other strategic arrangements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(12,653)	$(15,653)
Investing activities	30,932	12,245
Financing activities	6,628	79,018
Net change in cash and cash equivalents	$24,907	$75,610

During the three months ended March 31, 2019 and 2018, our operating activities used net cash of $12.7 million and $15.7 million, respectively. The use of cash in each period primarily resulted from our net losses. The decrease in net loss for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributable to the lower research and development expenses as a result of the completion of the PEACHTREE and TYBEE trials in the prior year and the shut-down of the SAPPHIRE and TOPAZ trials, partially offset by commercialization activities described above.

During the three months ended March 31, 2019 and 2018, our net cash provided by investing activities was $30.9 million and $12.2 million, respectively. In each period, cash flows from investing activities were related primarily to maturities of short-term, available-for-sale investments.

During the three months ended March 31, 2019 and 2018, our net cash provided by financing activities was $6.6 million and $79.0 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2019 was comprised of net proceeds from the sales of shares of common stock under the ATM agreement. The net cash provided by financing activities for the three months ended March 31, 2018 was comprised of the net proceeds of $79.6 million received from our March 2018 public offering of common stock, the net proceeds of $10.0 million from the second amended and restated loan and security agreement, offset by $8.3 million paid to satisfy our obligations under the prior loan agreement, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations

As of March 31, 2019, there were no significant changes to our contractual obligations from those presented as of December 31, 2018 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $33.0 million and $8.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of March 31, 2019 and December 31, 2018, we had short-term investments of $2.0 million and $32.8 million, respectively. The short-term investments included commercial paper and treasury bills. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. We estimate that a one percentage point increase in the applicable interest rate under our loan agreements would have resulted in a $25,000 and $100,000 increase in interest expense for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019. There have been no material changes to the risk factors described in that report.

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

10.1

Letter agreement, dated April 16, 2019, by and between the Company and George Lasezkay (incorporated herein by to reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on April 17, 2019).

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

Clearside Biomedical, Inc.

Date: May 10, 2019	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)