Form 10-Q
period 2019-06-30
Clearside Biomedical, Inc.
filed 2019-08-08
CIK 1539029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 37,759,781 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$26,174	$8,043
Short-term investments	—	32,835
Prepaid expenses	1,659	2,049
Other current assets	60	17
Total current assets	27,893	42,944
Property and equipment, net	708	790
Operating lease right-of-use asset	867	—
Restricted cash	360	360
Other assets	26	26
Total assets	$29,854	$44,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,227	$6,869
Accrued liabilities	2,863	2,923
Current portion of long-term debt	2,222	556
Current portion of operating lease liabilities	504	—
Current portion of deferred rent	—	128
Other current liabilities	225	—
Total current liabilities	8,041	10,476
Long-term debt	7,877	9,419
Operating lease liabilities	1,035	—
Deferred rent	—	605
Total liabilities	16,953	20,500
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 37,746,146 and 32,119,227 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	38	32
Additional paid-in capital	240,888	230,475
Accumulated deficit	(228,025)	(206,887)
Total stockholders’ equity	12,901	23,620
Total liabilities and stockholders’ equity	$29,854	$44,120

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$45	$—	$90	$—
Operating expenses:
Research and development	658	17,343	11,625	30,722
General and administrative	5,004	3,561	9,388	6,635
Total operating expenses	5,662	20,904	21,013	37,357
Loss from operations	(5,617)	(20,904)	(20,923)	(37,357)
Other (expense) income, net	(117)	203	(215)	49
Net loss	$(5,734)	$(20,701)	$(21,138)	$(37,308)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.65)	$(0.59)	$(1.27)
Weighted average shares outstanding — basic and diluted	37,636,053	31,979,158	35,899,777	29,412,904

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2019
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$23,620
Issuance of common shares from at-the-market sales agreement	4,660,966	5	6,622	—	6,627
Exercise of stock options	2,727	—	1	—	1
Share-based compensation expense	—	—	1,247	—	1,247
Net loss	—	—	—	(15,404)	(15,404)
Balance at March 31, 2019	36,782,920	37	238,345	(222,291)	16,091
Issuance of common shares from at-the-market sales agreement	945,974	1	1,272	—	1,273
Issuance of common shares under employee stock purchase plan	17,252	—	15	—	15
Share-based compensation expense	—	—	1,256	—	1,256
Net loss	—	—	—	(5,734)	(5,734)
Balance at June 30, 2019	37,746,146	$38	$240,888	$(228,025)	$12,901

	Six Months Ended June 30, 2018
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity
Balance at December 31, 2017	25,354,651	$25	$145,618	$(124,220)	$(8)	$21,415
Cumulative effect of accounting change	—	—	—	151	8	159
Issuance of common shares from follow-on public offering	6,538,462	7	79,574	—	—	79,581
Exercise of stock options	53,920	—	237	—	—	237
Share-based compensation expense	—	—	1,138	—	—	1,138
Net loss	—	—	—	(16,607)	—	(16,607)
Balance at March 31, 2018	31,947,033	32	226,567	(140,676)	—	85,923
Issuance of common shares under employee stock purchase plan	7,386	—	45	—	—	45
Exercise of stock options	69,804	—	196	—	—	196
Share-based compensation expense	—	—	1,199	—	—	1,199
Net loss	—	—	—	(20,701)	—	(20,701)
Balance at June 30, 2018	32,024,223	$32	$228,007	$(161,377)	$—	$66,662

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(21,138)	$(37,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	94
Share-based compensation expense	2,503	2,337
Non-cash interest expense	93	60
Accretion of debt discount	31	79
Amortization and accretion on available-for-sale investments, net	(115)	(244)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	347	(830)
Other assets and liabilities	164	(50)
Accounts payable and accrued liabilities	(4,702)	640
Net cash used in operating activities	(22,710)	(35,222)
Investing activities
Maturities of available-for-sale investments	32,950	31,870
Purchase of available-for-sale investments	—	(52,446)
Acquisition of property and equipment	(25)	—
Net cash provided by (used in) investing activities	32,925	(20,576)
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	7,900	—
Proceeds from follow-on public offering, net of issuance costs	—	79,581
Proceeds from exercise of stock options	1	433
Proceeds from shares issued under employee stock purchase plan	15	45
Proceeds from long-term debt	—	10,000
Payments made on long-term debt	—	(8,300)
Net cash provided by financing activities	7,916	81,759
Net increase in cash, cash equivalents and restricted cash	18,131	25,961
Cash, cash equivalents and restricted cash, beginning of period	8,403	9,584
Cash, cash equivalents and restricted cash, end of period	$26,534	$35,545

Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2019	2018
Cash and cash equivalents	$26,174	$35,185
Restricted cash	360	360
Cash, cash equivalents and restricted cash at end of period	$26,534	$35,545

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

Liquidity

The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. On June 30, 2017, the Company entered into an at-the-market sales agreement (“the ATM agreement”) with Cowen and Company LLC (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen acting as sales agent. During the six months ended June 30, 2019, the Company sold 5.6 million shares of its common stock for net proceeds of $7.9 million under the ATM agreement. The Company’s registration statement on Form S-3 contemplated under the ATM agreement was declared effective by the SEC on July 13, 2017.  The registration statement on Form S-3 includes a prospectus supplement covering the offering up to $18.5 million of shares of common stock over the 12 months ending March 15, 2020 in accordance with the ATM agreement.

The Company will need to obtain additional financing to fund future operations, including completing the development and commercialization of its primary product candidates. The Company will need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and to complete the development of any additional product candidates. If such products were to receive regulatory approval, the Company may need to prepare for the potential commercialization of its product candidates, which could include collaborating with third parties for the commercial launch of the products.

The Company had cash and cash equivalents of $26.2 million as of June 30, 2019. The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain approval from the U.S. Food and Drug Administration (the “FDA”) to market and then generate significant sales of any of its product candidates. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue. The Company will need additional financing to fund its operations and may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements.

Based on its current research and development plans, its plans to reduce certain administrative expenses, its timing expectations related to the approval of its New Drug Application (“NDA”) submission and its intention to seek a licensing or collaboration agreement with one or more partners for the commercialization of its lead product candidate, XIPERE, the Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2020. Accordingly, the Company has plans to mitigate its going concern risk by raising additional capital, potentially in a combination of equity or debt financings, or by entering into potential collaborations, partnering and other strategic arrangements. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could exhaust its capital resources sooner than it expects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are being issued.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2019, statements of operations for the three and six months ended June 30, 2019 and 2018, statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019, its results of its operations for the three and six months ended June 30, 2019 and 2018, its changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the six months ended June 30, 2019 are not indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense. In connection with the termination of the Company’s development program for retinal vein occlusion (“RVO”), the research and development expenses related to the RVO program for the second quarter of 2019 reflect a credit of $2.6 million upon reconciliation with the CRO of final trial costs for the RVO program. The adjustments to these estimates have been recorded in these financial statements.

Share-Based Compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of restricted stock units granted is measured based on the market value of the Company’s common stock on the date of grant. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2019	December 31, 2018
Furniture and fixtures	5	$400	$382
Machinery and equipment	5	121	121
Computer equipment	3	19	19
Leasehold improvements	Lesser of useful life or remaining lease term	684	677
		1,224	1,199
Less: Accumulated depreciation		(516)	(409)
		$708	$790

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued research and development	$777	$1,263
Accrued employee costs	1,610	1,191
Accrued marketing	185	47
Accrued professional fees	79	63
Accrued interest payable	—	76
Accrued expense	212	283
	$2,863	$2,923

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

The Company is required to pay accrued interest only on the $10 million borrowed under the 2nd A&R Loan Agreement through October 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The borrowings under the 2nd A&R Loan Agreement are secured by substantially all of the Company’s assets, except that the collateral does not include any of the Company’s intellectual property. However, pursuant to the terms of a negative pledge arrangement, the Company has agreed not to encumber any of its intellectual property.

Interest expense on the borrowings under the loan agreements described above was $227,000 and $186,000 for the three months ended June 30, 2019 and 2018, respectively, and $452,000 and $346,000 for the six months ended June 30, 2019 and 2018, respectively. Accretion of the scheduled final payment was $47,000 and $11,000 for the three months ended June 30, 2019 and 2018, respectively, and $93,000 and $60,000 for the six months ended June 30, 2019 and 2018, respectively. Accretion of the deferred debt issuance costs was $16,000 and $30,000 for the three months ended June 30, 2019 and 2018, respectively, and $31,000 and $79,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the scheduled payments for the 2nd A&R Loan Agreement, including the scheduled final payment in 2022, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2019	$556	$423	$979
2020	3,333	651	3,984
2021	3,333	366	3,699
2022	2,778	638	3,416
	$10,000	$2,078	$12,078

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2019 and December 31, 2018, there were 37,746,146 and 32,119,227 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with the 1st A&R loan agreement (see Note 5), the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 7.25 years as of June 30, 2019.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$361	$443	$823	$873
General and administrative	848	753	1,623	1,456
Total	$1,209	$1,196	$2,446	$2,329

The following table summarizes the activity related to stock options during the six months ended June 30, 2019:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2018	3,463,096	$6.62
Granted	1,882,600	1.26
Exercised	(2,727)	0.40
Forfeited	(760,999)	4.38
Options outstanding at June 30, 2019	4,581,970	4.79

Options exercisable at December 31, 2018	1,583,749	5.63

Options exercisable at June 30, 2019	2,092,661	5.84

As of June 30, 2019, the Company had $6.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The first offering period for the 2016 ESPP commenced January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has issued a total of 39,539 shares of common stock purchased under the 2016 ESPP. The Company has recorded $3,000 of share-based compensation expense for each of the three months ended June 30, 2019 and 2018, and $12,000 and $8,000 for the six months ended June 30, 2019 and 2018, respectively, in the statements of operations for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period.

Restricted Stock Units

The Company has granted 485,900 restricted stock units (“RSUs”) to employees from its 2016 Plan at a fair value of $1.09 per share. The shares underlying the RSU awards will vest in full one year from the date of grant subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The Company recorded $45,000 of share-based compensation expense for both the three months and six months ended June 30, 2019 for the RSUs. As of June 30, 2019, the Company had $0.5

million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 0.9 years.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

June 30, 2019
Operating lease right-of-use asset	$867

Liabilities
Current portion of operating lease liabilities	$504
Operating lease liabilities	1,035
Total operating lease liabilities	$1,539

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the leases will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2019, the Company’s weighted average discount rate was 5.3% and the weighted average lease term was 2.6 years.

Total future undiscounted minimum lease payments were as follows at June 30, 2019 (in thousands):

Year Ending December 31,
2019	$314
2020	574
2021	496
2022	511
2023	393
Total minimum lease payments	$2,288

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Rent expense was $100,000 and $58,000 for the three months ended June 30, 2019 and 2018, respectively, and $200,000 and $116,000 for the six months ended June 30, 2019 and 2018, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $257,000 for the six months ended June 30, 2019.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. Collaboration Agreements

The Company has periodically entered into other short-term collaboration agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these collaboration agreements are recognized as revenue over the term of the agreement. The Company recorded $45,000 and $90,000 of revenue from these collaboration agreements during the three and six months ended June 30, 2019, respectively. In addition, the Company recorded $0.2 million of deferred revenue in other current liabilities from these collaboration agreements during the three and six months ended June 30, 2019.

11. Fair Value Measurements

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

The Company’s material financial instruments at June 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy. The Company has determined its short-term investments, comprised of commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2019 and the year ended December 31, 2018.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$26,174	$—	$—	$26,174
Restricted cash money market	360	—	—	360
Total financial assets	$26,534	$—	$—	$26,534

	December 31, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$8,042	$—	$—	$8,042
Restricted cash money market	360	—	—	360
Treasury bills	7,490	—	—	7,490
Commercial paper	—	25,346	—	25,346
Total financial assets	$15,892	$25,346	$—	$41,238

12. Net Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding stock options	4,581,970	3,220,500	4,581,970	3,220,500
Non-vested restricted stock units	485,900	—	485,900	—
Stock purchase warrants	29,796	29,796	29,796	29,796
	5,097,666	3,250,296	5,097,666	3,250,296

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

Our suprachoroidal injection technology is used in conjunction with our proprietary formulations of existing drugs and novel therapies to create a therapeutic platform of product candidates to treat several serious eye diseases. Our lead product candidate, XIPERE, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide formulated for administration via suprachoroidal injection. Based in part on the positive results from our Phase 3 PEACHTREE clinical trial, in December 2018, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for XIPERE for the treatment of macular edema associated with uveitis. On February 19, 2019 we received notification from the FDA that it had accepted the XIPERE NDA for review and had determined that the application was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act, or PDUFA, goal date has been assigned for October 19, 2019. If it is approved for marketing, we intend to pursue collaborations with third parties to commercialize XIPERE in the United States and internationally.

In May 2018, we completed a Phase 2 clinical trial, which we refer to as TYBEE, evaluating the safety and efficacy of administering XIPERE in combination with intravitreal EYLEA® (aflibercept), an anti-VEGF agent, in patients with diabetic macular edema, or DME. Based upon a review of our Phase 2 TYBEE clinical trial data, we have decided to cease clinical development of XIPERE in combination with an anti-VEGF therapy for the treatment of DME. We believe there is a path forward with XIPERE in DME and are evaluating options for clinical trials that can demonstrate the potential benefit from XIPERE as a monotherapy. We intend to discuss this strategy with appropriate regulatory authorities and, subject to the availability of additional funding, to pursue the development of XIPERE as monotherapy in DME and other potential indications outside of uveitis either alone or with a partner. We are also evaluating the potential to develop therapeutic candidates based on the administration of gene therapy and novel small molecules through the SCS using our SCS Microinjector.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, undertaking preclinical studies and other research and development initiatives, conducting clinical trials of our most advanced product candidates and preparing to commercialize XIPERE for the treatment of macular edema associated with uveitis, if it is approved by the FDA. To date, we have not generated any revenue, other than license and collaboration revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2019, we had an accumulated deficit of $228.0 million. We recorded net losses of $5.7 million and $20.7 million for the three months ended June 30, 2019 and 2018, respectively, and net losses of $21.1 million and $37.3 million for the six months ended June 30, 2019 and 2018, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary clinical development of, and obtaining regulatory approval and preparing for potential commercialization of, our product candidates, including commercializing XIPERE for the treatment of macular edema associated with uveitis, if approved, in collaboration with third parties.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete necessary development of, and obtain regulatory approval for, one or more of our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

Business Strategy Update

We have decided not to commercialize XIPERE on our own but instead to seek a licensing or collaboration agreement with one or more partners for its commercialization. We have completed pre-launch preparations, including branding, injection training development, distribution reimbursement support and pricing evaluations, but we do not intend to spend significant additional amounts on commercialization preparations.

We are currently in discussions with multiple potential partners for XIPERE in the United States and internationally. While there can be no guarantee that we will be successful in partnering XIPERE, or as to the structure of any such transaction, we expect that any partnering agreement could provide for upfront payments and milestone payments, as well as royalties on product sales if XIPERE receives regulatory approval and has a successful commercial launch.

Based on our current plans and forecasted expenses, and our decision not to commercialize XIPERE ourselves, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. This expectation does not give effect to any payments we might receive in connection with a license or collaboration agreement for XIPERE or any other potential license agreement.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any revenue unless or until we obtain regulatory approval of and commercialize our product candidates, or successfully enter into licensing or collaboration arrangements with third parties to commercialize our product candidates.

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

Expenses related to activities, such as manufacturing and stability and toxicology studies, that are supportive of a product candidate itself, are classified as direct preclinical costs. Expenses related to clinical trials and similar activities, including costs associated with CROs, are classified as direct clinical costs. Unallocated costs are expenses related to preclinical activities and activities that support more than one development program such as salaries, share-based compensation and depreciation.

For the three and six months ended June 30, 2019 and 2018, substantially all of our research and development expenses were related to the clinical development of our product candidates.

The following table shows our research and development expenses by program, including those that have been discontinued, for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
XIPERE (uveitis program)	$519	$2,008	$1,702	$4,581
XIPERE (RVO program)	(2,622)	11,477	4,180	18,853
XIPERE (DME program)	(139)	1,079	(136)	2,256
Total	(2,242)	14,564	5,746	25,690
Unallocated	2,900	2,779	5,879	5,032
Total research and development expense	$658	$17,343	$11,625	$30,722

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

During the first quarter of 2019, we recorded all remaining accrued expenses reported by our CRO in connection with the termination of our development program for retinal vein occlusion, or RVO. Our research and development expenses related to the RVO program for the second quarter of 2019 reflect a credit of $2.6 million upon reconciliation with our CRO of final trial costs for the RVO program.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include the following:

•	the costs associated with process development, scale-up and manufacturing of XIPERE and the SCS Microinjector in support of filings for regulatory approval;
•	the number of trials required for approval and any requirement for extension trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance and administrative functions. General and administrative costs include commercial pre-launch preparation for XIPERE, facility related costs not otherwise included in research and development expenses, professional fees for legal, patent, consulting, and accounting and audit services.

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents and short-term investments. Interest income is not considered significant to our financial statements.

Other expense primarily consists of interest expense under our loan agreements for the three and six months ended June 30, 2019 and 2018.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2019, other than our adoption of ASU 2016-02, Leases, as described in Note 2 to our financial statements included in this report.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Period-to-Period
	2019	2018	Change
	(in thousands)
Collaboration revenue	$45	$—	$45
Operating expenses:
Research and development	658	17,343	(16,685)
General and administrative	5,004	3,561	1,443
Total operating expenses	5,662	20,904	(15,242)
Loss from operations	(5,617)	(20,904)	15,287
Other (expense) income, net	(117)	203	(320)
Net loss	$(5,734)	$(20,701)	$14,967

Revenue. In the three months ended June 30, 2019, we recognized $45,000 of revenue associated with collaboration agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense decreased by $16.7 million, from $17.3 million for the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019. This was primarily attributable to a $14.1 million decrease due to closing down two late-stage clinical trials, SAPPHIRE and TOPAZ, that were part of our RVO program. Research and development expenses for the three months ended June 30, 2019 reflect the one-time credit of $2.6 million upon reconciliation of final trial costs for the RVO program. Additionally, there was a $1.6 million decrease due to the completion of the PEACHTREE trial during the first quarter of 2018, a $1.2 million decrease in costs related to our DME program, as the TYBEE trial was completed in the second quarter of 2018, and a $0.3 million decrease in regulatory expenses as the NDA submission for XIPERE was completed in the fourth quarter of 2018. These decreases were partially offset by a $0.3 million increase in employee-related costs and a $0.7 million increase in nonclinical activities.

General and administrative. General and administrative expenses increased by $1.4 million, from $3.6 million for the three months ended June 30, 2018 to $5.0 million for the three months ended June 30, 2019. The increase was primarily attributable to a $1.2 million increase in employee-related costs, including accrued expenses related to the resignation of our former CEO, and an increase of $0.2 million in marketing-related expenses as we prepared for potential commercialization of XIPERE.

Other (expense) income, net. Other (expense) income, net for each of the three-month periods ended June 30, 2019 and 2018 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset in part by interest income from our short-term investments. The decline from 2018 to 2019 was the result of higher interest income on short-term investment balances following our public offering of common stock in the first quarter of 2018, which balances decreased over time.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Period-to-Period
	2019	2018	Change
	(in thousands)
Collaboration revenue	$90	$—	$90
Operating expenses:
Research and development	11,625	30,722	(19,097)
General and administrative	9,388	6,635	2,753
Total operating expenses	21,013	37,357	(16,344)
Loss from operations	(20,923)	(37,357)	16,434
Other (expense) income, net	(215)	49	(264)
Net loss	$(21,138)	$(37,308)	$16,170

Revenue. In the six months ended June 30, 2019, we recognized $90,000 of revenue associated with collaboration agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense decreased by $19.1 million, from $30.7 million for the six months ended June 30, 2018 to $11.6 million for the six months ended June 30, 2019. This was primarily attributable to a $14.7 million decrease due to closing down the SAPPHIRE and TOPAZ trials, including the one-time credit of $2.6 million upon reconciliation of final trial costs. Additionally, there was a $3.5 million decrease due to the completion of the PEACHTREE trial during the first quarter of 2018, a $2.4 million decrease in costs related to our DME program, as the TYBEE trial was completed in the second quarter of 2018, and a $0.3 million decrease in regulatory expenses as the NDA submission for XIPERE was completed in the fourth quarter of 2018. These decreases were partially offset by $0.6 million increase in costs related to device and drug manufacturing, a $1.0 million increase in employee-related costs and a $0.7 million increase in nonclinical activities.

General and administrative. General and administrative expenses increased by $2.8 million, from $6.6 million for the six months ended June 30, 2018 to $9.4 million for the six months ended June 30, 2019. The increase was primarily attributable to a $1.8 million increase in employee-related costs, including accrued expenses related to the resignation of our former CEO, and an increase of $0.8 million in marketing-related expenses as we prepared for the potential commercialization of XIPERE.

Other (expense) income, net. Other (expense) income, net for each of the six-month periods ended June 30, 2019 and 2018 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset in part by interest income from our short-term investments. The decline from 2018 to 2019 was the result of higher interest income on short-term investment balances following our public offering of common stock in the first quarter of 2018, which balances decreased over time.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of June 30, 2019, we had cash and cash equivalents of $26.2 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2019, our funds were held in cash and money market funds.

On June 30, 2017, we entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the six months ended June 30, 2019, we sold 5.6 million shares of our common stock for net proceeds of $7.9 million under the ATM agreement. Our registration statement on Form S-3 contemplated under the ATM agreement was declared effective by the SEC on July 13, 2017. The registration statement on Form S-3 includes a prospectus supplement covering the offering up to $18.5 million of shares of common stock over the 12 months ending March 15, 2020 in accordance with the ATM agreement.

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

We are required to pay accrued interest only on the $10.0 million outstanding balance through October 31, 2019, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The amounts due under the Loan Agreement are secured by substantially all of our assets, except that the collateral does not include any of our intellectual property. However, pursuant to the terms of a negative pledge arrangement, we have agreed not to encumber any of our intellectual property.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our NDA submission, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, including any collaboration or licensing arrangement for XIPERE, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We also incur costs as a public company, including costs and expenses for fees to members of our board of directors, accounting and finance personnel costs, directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant sales of XIPERE. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. We have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, or entering into potential collaborations, partnerships and other strategic arrangements.

Based on our current plans and forecasted expenses, and our decision not to commercialize XIPERE ourselves, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. This expectation does not give effect to any payments we might receive in connection with a license or collaboration agreement for XIPERE or any other potential license or collaboration agreement for any future product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(22,710)	$(35,222)
Investing activities	32,925	(20,576)
Financing activities	7,916	81,759
Net change in cash and cash equivalents	$18,131	$25,961

During the six months ended June 30, 2019 and 2018, our operating activities used net cash of $22.7 million and $35.2 million, respectively. The use of cash in each period primarily resulted from our net losses, offset in part by non-cash share-based compensation expense. The decrease in net loss for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to the lower research and development expenses as a result of the completion of the PEACHTREE and TYBEE trials in the prior year and the shut-down of the SAPPHIRE and TOPAZ trials, partially offset by commercialization activities described above.  The six months ended June 30, 2019 also included a net cash outflow of $4.6 million from the decrease in our accounts payable balance, which was the result of payments for the winding down of the clinical trials.

During the six months ended June 30, 2019, our net cash provided by investing activities was $32.9 million and was due to maturities of short-term, available-for-sale investments. During the six months ended June 30, 2018, our net cash used in investing activities was $20.6 million and was due to the net amount of purchases and sales of short-term, available-for-sale investments.

During the six months ended June 30, 2019 and 2018, our net cash provided by financing activities was $7.9 million and $81.8 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2019 was comprised of net proceeds from the sales of shares of common stock under the ATM agreement. The net cash provided by financing activities for the six months ended June 30, 2018 was comprised of the net proceeds of $79.6 million received from our March 2018 public offering of common stock, the net proceeds of $10.0 million from the second amended and restated loan and security agreement, offset by $8.3 million paid to satisfy our obligations under the prior loan agreement, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations

As of June 30, 2019, there were no significant changes to our contractual obligations from those presented as of December 31, 2018 in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $26.2 million and $8.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. As of June 30, 2019, we had no short-term investments and as of December 31, 2018, we had short-term investments of $32.8 million. The short-term investments included commercial paper and treasury bills. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and short-term investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. We estimate that a one percentage point increase in the applicable interest rate under our loan agreements would have resulted in a $50,000 and $100,000 increase in interest expense for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019. Except as described below, there have been no material changes to the risk factors described in that report.

We intend to seek one or more partners for the commercialization of XIPERE in the United States and internationally. If we are unable to secure commercialization partners, or if those partners fail to successfully commercialize XIPERE in their respective markets, our business and prospects will be materially harmed.

As a result of our intention to enter into arrangements with third parties to perform sales, marketing and distribution services for XIPERE in the United States and internationally, our business prospects and our ability to generate product revenue related to XIPERE, if any, will be heavily dependent on the efforts of such third parties. We may be unsuccessful in entering into the necessary commercialization arrangements with third parties or may be unable to do so on terms that are favorable to us. Our product revenue related to XIPERE, if any, or the profitability of such product revenue, may be lower, perhaps substantially lower, than if we were to directly market and sell XIPERE. Such revenue will be heavily dependent on the commercialization efforts of our partners, and we may have little or no control over such third parties. Any disputes with our commercialization partners concerning the adequacy of their efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial legal costs to fund litigation or arbitration proceedings. If we are unable to establish licensing or collaboration arrangements with partners or if our future partners fail to exercise commercially reasonable efforts to market and sell XIPERE in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be materially harmed, and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the commercialization agreements.

If we fail to maintain compliance with the listing requirements of The Nasdaq Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

We may fail to satisfy one or more Nasdaq Global Market requirements for continued listing of our common stock in the future. There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Market, or, if transferred, on the Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

Item 5. Other Information

On August 6, 2019, we entered into an amendment to the offer letter agreement with George Lasezkay, originally dated April 16, 2019, setting forth the terms of Dr. Lasezkay’s employment as our Chief Executive Officer.  Pursuant to the amendment, we and Dr. Lasezkay agreed to extend the initial term of the offer letter agreement to March 31, 2020.  Other than as set forth in the amendment, the other terms and conditions of the offer letter agreement continued in full force and effect.

The foregoing description of the amendment to the offer letter agreement is not complete and is qualified in its entirety by reference to the amendment to the offer letter agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In connection with entering into the amendment extending the initial term of the offer letter agreement, we granted Dr. Lasezkay a restricted stock unit for 100,000 shares of our common stock. The shares underlying this restricted stock unit will vest in full on March 31, 2020, subject to Dr. Lasezkay’s continuous service through such date. In addition, all of the then unvested shares underlying the restricted stock unit will vest upon the earliest of (i) immediately prior to a change in control, (ii) Dr. Lasezkay’s termination by us without cause, (iii) upon request by us that Dr. Lasezkay resign without cause following the receipt of any indication of interest from a third party for a change in control or (iv) upon commencement of employment of a new Chief Executive Officer of our company.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*#	Third Amendment to License Agreement, by and among the Registrant, Emory University and Georgia Tech Research Corporation, dated April 1, 2018.

10.2*#	Consent and First Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of July 3, 2019.

10.3*	Amendment to offer letter agreement, by and between the Registrant and George Lasezkay, dated as of August 6, 2019.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

#	The schedules and exhibits to this agreement have been omitted, but will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearside Biomedical, Inc.

Date: August 8, 2019	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)