Form 10-K
period 2019-12-31
Clearside Biomedical, Inc.
filed 2020-03-13
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to __________

Commission File Number: 001-37783

Clearside Biomedical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2437375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 North Point Parkway, Suite 200 Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 270-3631

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSD	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $0.97 as reported on the Nasdaq Global Market on that date was approximately $33,200,000.

As of March 11, 2020, the registrant had 44,868,558 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans for the development and potential commercialization of our product candidates;
•	our ongoing and planned preclinical studies and clinical trials for our product candidates;
•	the timing of the availability of data from our clinical trials;
•	the timing of our planned regulatory filings, including the resubmission of our new drug application for XIPERE™;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our expectation that XIPERE, if approved, would be the first drug specifically indicated for the treatment of macular edema associated with uveitis;
•	the clinical utility of our product candidates;
•	our manufacturing capabilities and strategy;
•	our intellectual property position;
•	our plans to enter into and maintain collaborations with other companies;
•

our ability to identify additional product candidates with significant commercial potential that are compatible with suprachoroidal injection and which are consistent with our commercial objectives; and

•	our estimates regarding future expenses and needs for additional financing.

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

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. Our proprietary SCS Microinjector targeting the suprachoroidal space, or SCS, offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. Our SCS injection platform is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery of established and new formulations of medications, as well as future therapeutic innovations such as gene therapy, to the site of disease.

We are leveraging our SCS injection platform by building an internal research and development pipeline in areas such as novel small molecules and gene therapy, and by creating external collaborations with other companies. Using our suprachoroidal injection technology that can be used in conjunction with proprietary formulations of existing drugs as well as novel therapies, we believe that we have created a broad therapeutic platform for developing product candidates to treat serious eye diseases.

Our Technology Platform

Our suprachoroidal injection platform is a novel, patented approach for delivering pharmacotherapy to the back of the eye via the suprachoroidal space, or SCS. When fluid is injected between the choroid and sclera, the elasticity of the SCS allows the fluid to migrate and spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. Our proprietary microinjector is able to precisely administer drugs into the SCS utilizing a needle that is approximately one millimeter in length. This method of administration facilitates more targeted delivery of therapeutic agents to chorioretinal structures. The suprachoroidal injection procedure is depicted in the picture below.

With suprachoroidal injections, product candidates are more directly administered to the retina and choroid and limit exposure to non-target tissues as compared to other ocular drug administration techniques such as injections of drug into the vitreous, a jelly-like substance that occupies the central portion of the eye. Intravitreal injections, the current standard for delivery of many drugs for eye diseases, rely on diffusion of drug outward from the vitreous to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas and the drug spreading to unintended parts of the eye, potentially causing significant side effects. We believe treatment of eye disease via suprachoroidal injection of product candidates may provide a number of benefits, including a non-surgical procedure, lower frequency of administration, faster onset of therapeutic effect and an improved safety profile.

Our extensive patent portfolio provides us with exclusive rights to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our drug candidates, SCS Microinjector and method of drug administration into the SCS are protected by 19 issued U.S. patents broadly directed to methods of administering drugs into the SCS by injection, including one design patent.

Our SCS Microinjector

Our proprietary SCS Microinjector, shown in the picture below, can be used to inject a wide variety of drugs into the SCS.  Our internally developed and our collaborators’ drug candidates are specifically formulated to be injected via suprachoroidal injection with our SCS Microinjector in order to flow to the back of the eye. The SCS Microinjector is composed of a syringe and two 30-gauge hollow microneedles of varying lengths, each less than 1.2 millimeters, within a custom-designed hub that optimizes insertion and suprachoroidal administration of drugs.

Current intravitreal injections are performed in a procedure similar to that of suprachoroidal injections, except that the hypodermic needles and syringes used in intravitreal injection procedures are designed so that the needle penetrates through all of the layers of the eye and drug is injected into the vitreous cavity, where the precise spatial location of the needle is not as important as when injecting into the SCS. Intravitreal injections are typically performed using a needle that is approximately five millimeters in length, or four times the length of our microneedle. Using a needle of this length, the physician penetrates past the sclera, choroid and retina until reaching the vitreous and does not receive any tactile feedback as to when the needle reaches one of the layers between the sclera and the vitreous.

By contrast, our SCS Microinjector is designed to inject drug into the suprachoroidal space. This suprachoroidal injection is designed to be carried out perpendicular to the sclera, at a site similar to an intravitreal injection, under local anesthesia. Once the microneedle penetrates the sclera and reaches the SCS, the boundary between the sclera and the choroid, the open bevel of the needle releases the drug between these two layers. Once drug is injected into the SCS, it spreads within the SCS to the back of the eye, targeting the cells of interest. The preparation and injection will require minimal training for the administering retinal specialist and can be accomplished in an in-office setting.

Our Pipeline

We have research capabilities focused on developing proprietary therapeutic formulations to utilize with our SCS Microinjector. Our internal research and development initiatives are focused on small molecules and gene therapy to address unmet needs in back-of-the-eye diseases. After evaluation of our prior work and based on recently presented data in the scientific community, we have decided to advance our proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX, into further preclinical development. We expect to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for CLS-AX in mid-2020. This would potentially enable us to initiate a Phase 1/2a clinical trial by the end of 2020.

In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space.

During the second half of 2019, we entered into three license and other agreements that we believe validate and expand the reach of our suprachoroidal injection platform. In October 2019, we announced that Bausch + Lomb, a division of Bausch Health Companies, Inc., or Bausch, acquired an exclusive license for the commercialization and development of XIPERE (triamcinolone acetonide suprachoroidal injectable suspension) in the United States and Canada. In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus (AAV)-based therapeutics to the SCS to potentially treat wet age-related macular degeneration, or AMD, diabetic retinopathy, and other conditions for which chronic anti-vascular endothelial growth factor, or anti-VEGF, treatment is currently the standard of care. In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma.

By entering into these partnerships and expanding the use of our suprachoroidal injection platform to other indications, we eliminated the inherent risks and investment related to building and maintaining a commercial infrastructure for XIPERE. Under these license agreements, we received $7.0 million of non-dilutive capital in the form of upfront payments during 2019, and we are eligible to receive over $200 million in potential future development and sales milestones and royalties from net sales of covered products.

The current development status of our pipeline, including programs licensed to third parties, is summarized in the chart below:

XIPERE (triamcinolone acetonide suprachoroidal injectable suspension)

Our first candidate, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, formulated for administration via suprachoroidal injection. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally, or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation, and elevated intraocular pressure, or IOP, which can lead to glaucoma.

 XIPERE is being developed for the treatment of macular edema associated with uveitis. Uveitis is a set of ocular inflammatory conditions affecting approximately 350,000 patients in the United States and more than one million worldwide. Approximately one-third of uveitis patients develop uveitic macular edema, a build-up of fluid in the macula, the area of the retina responsible for sharp, straight-ahead vision. Macular edema is the leading cause of vision loss and blindness in uveitis patients and can occur from uveitis affecting any anatomic location—anterior, intermediate, posterior or panuveitis. The uveitis market is expected to grow to nearly $550 million by 2024 in the United States, and over $1 billion globally.

 XIPERE regulatory approval pathway

On December 19, 2018, we submitted a New Drug Application, or NDA, to the FDA for XIPERE for the treatment of macular edema associated with uveitis. On February 20, 2019, we announced that we had received notification that the FDA had accepted the NDA and assigned a Prescription Drug User Fee Act, or PDUFA, goal date for completion of its review by October 19, 2019.

On October 18, 2019, we received a complete response letter, or CRL, from the FDA regarding our NDA for XIPERE. The FDA did not identify any efficacy issues, and there were no requests for further clinical efficacy studies. As anticipated, the CRL included the FDA’s request for additional stability data, additional clarifying information on components of the manufacturing process, and reinspection of the drug product manufacturer. The CRL included one new request for additional data on clinical use of the final to-be-marketed SCS Microinjector delivery system. In response to that request, we proposed the submission of SCS Microinjector clinical use information in 160 subjects from our TOPAZ study, as described below, for the treatment of macular edema associated with retinal vein occlusion, or RVO. In subsequent correspondence, the FDA agreed that it would be acceptable for us to submit such data in lieu of the requested clinical use evaluation.

In November 2019, we were informed by our commercial contract manufacturer for XIPERE that the FDA requested that the manufacturer complete certain manufacturing activities within its facility. Undertaking these activities, while not specifically related to XIPERE, may delay the production of the drug product stability data needed to resubmit our NDA. Based on current information from the manufacturer, we expect to resubmit the XIPERE NDA by the end of August 2020. We expect the PDUFA goal date for the resubmitted NDA to be six months from the FDA’s receipt of the resubmission.

We are also evaluating options for potential submissions to regulatory agencies in additional territories outside of the United States and Canada for XIPERE for the treatment of patients with macular edema associated with uveitis.

License agreement for commercialization of XIPERE in United States and Canada

On October 22, 2019, we entered into an exclusive license agreement with Bausch for the commercialization and development of XIPERE in the United States and Canada, or the License Agreement. Pursuant to the License Agreement, Bausch paid us an upfront payment of $5.0 million, which is subject to a refund if the License Agreement is terminated in specified circumstances. In addition, Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones and up to an aggregate of $56.0 million in additional milestone payments upon the achievement of specified regulatory approvals for specified additional indications of XIPERE and specified levels of annual net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the United States and Canada, as well as a lower royalty on annual net sales of other products, in each case subject to reductions in specified circumstances, although we will not receive any royalties on the first $30.0 million of cumulative net sales of all products.

We are responsible for all development expenses for XIPERE until our NDA for XIPERE is approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA. We are also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the CRL and any subsequent CRL related to the NDA, or the CRL-related expenses. If XIPERE is approved by the FDA, Bausch will be responsible for all expenses following such approval, although we will be responsible for the CRL-related expenses and for one-half of the costs of any post-approval clinical trials required by the FDA, up to a specified maximum amount.

 We intend to continue discussions with potential collaborators for the commercialization and development of XIPERE in other countries around the world.

XIPERE Phase 3 clinical trial data

In PEACHTREE, a pivotal Phase 3 randomized, controlled, multi-center clinical trial, we evaluated the safety and efficacy of XIPERE administered through the SCS in patients with macular edema associated with non-infectious uveitis. PEACHTREE was conducted at 63 investigational sites and enrolled 160 patients with macular edema associated with non-infectious uveitis, randomized either to a treatment arm consisting of 96 patients who received a 4.0 mg dose of XIPERE or to a sham injection procedure arm consisting of 64 patients. We used a sham injection procedure as a comparator for XIPERE, as opposed to an active drug, because there were no approved therapies for macular edema associated with uveitis against which to compare XIPERE, and there were no controlled, randomized trials with data in patients who could be used as an appropriate comparator arm.

PEACHTREE was the first Phase 3 clinical trial of a drug candidate for patients with uveitic macular edema in which improvement in best corrected visual acuity, or BCVA, was the primary efficacy endpoint. It was also the first pivotal trial in which patients were evaluated across all types of uveitis: anterior, posterior, intermediate, and panuveitis. The trial met its primary endpoint with 47% of patients who received XIPERE every 12 weeks gaining at least 15 letters in BCVA as measured using the Early

Treatment of Diabetic Retinopathy Study, or ETDRS, scale, from baseline at week 24, compared to 16% of patients who underwent a sham procedure. This difference was statistically significant, with a p-value of less than 0.001. All key secondary and additional endpoints of the PEACHTREE trial were also achieved.

XIPERE was generally well tolerated, with no treatment-related serious adverse events reported in the trial. Through 24 weeks, corticosteroid-related elevated IOP adverse events were reported for approximately 11.5% of patients in the treatment arm, compared to 15.6% of patients in the control arm, when including patients who received corticosteroid rescue medication. Specifically, 72% of patients in the control arm were administered rescue medication, with 37 of the 46 receiving intravitreal or periocular corticosteroid injections, such as intravitreal OZURDEX and periocular and intravitreal triamcinolone acetonide. Of those 37 control arm patients receiving local corticosteroid rescue medication, 10 patients, or 27%, experienced elevated IOP adverse events. In the PeriOcular and INTravitreal Corticosteroids for Uveitic Macular Edema Trial (POINT) Study, a recent National Eye Institute clinical trial studying the effect of current commercial treatments on macular edema associated with uveitis, over 30% of uveitis patients who received intravitreal steroid injections experienced steroid-related elevated IOP adverse events and received treatments to lower IOP. The reduced number of IOP adverse events in the XIPERE-treated patients in PEACHTREE suggest an IOP-sparing benefit, possibly due to the unique compartmentalization and ocular distribution of the drug inherent to administration via suprachoroidal injection. Preclinical studies investigating suprachoroidal administration support this assertion, with low corticosteroid exposure observed within the anterior chamber and trabecular meshwork.

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

In January 2020, results of the PEACHTREE trial were published in Ophthalmology, the peer-reviewed journal of the American Academy of Ophthalmology.

In MAGNOLIA, our extension trial of PEACHTREE, we followed 28 of the 96 patients who were in the treatment arm of PEACHTREE across 22 clinical sites for six additional months without protocol-directed treatment to better understand XIPERE’s long-term clinical profile. In MAGNOLIA, 50% of XIPERE-treated subjects maintained a mean improvement of 12.1 letters in BCVA from baseline through 36 additional weeks after their second suprachoroidal injection of XIPERE without requiring additional treatment.

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

In 2018, we were conducting SAPPHIRE, a Phase 3 trial, to assess the efficacy and safety of XIPERE together with intravitreal Eylea (aflibercept) in patients with RVO. We were also conducting TOPAZ, the companion Phase 3 trial to the SAPPHIRE trial assessing the efficacy and safety of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent (either Lucentis, ranibizumab, or Avastin, bevacizumab) in patients with RVO. In November 2018, we announced that the primary endpoint of our Phase 3 clinical trial evaluating XIPERE together with intravitreal Eylea in patients with RVO was not achieved, and we discontinued the SAPPHIRE and TOPAZ trials at that time.

Axitinib for Suprachoroidal Injection (CLS-AX)

Our most advanced internal development program is our proprietary suspension of axitinib for suprachoroidal injection, which we refer to as CLS-AX. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond suboptimally to current anti-VEGF therapies.

Axitinib is a TKI currently approved to treat renal cell cancer, and with its broad VEGF blockade, we believe it may have efficacy advantages over existing retinal therapies, which predominantly focus on VEGF-A blockade and may upregulate other forms of VEGF. Axitinib achieves pan-VEGF blockade by acting at a different level of the angiogenesis cascade, directly inhibiting VEGF receptors-1, -2, and -3 with high potency and specificity. In multiple preclinical animal studies by independent investigators, axitinib has inhibited corneal, retinal and choroidal angiogenesis.  In one of these studies, axitinib more effectively inhibited experimental corneal neovascularization than other TKIs.  In another study, axitinib showed better biocompatibility with ocular cells than other TKIs.

We are developing CLS-AX for administration to the SCS as a long-acting therapy for wet AMD.  Current wet AMD therapy has a ceiling of efficacy as increased dosage or more intense regimens yield limited or no additional visual benefit, and is associated with a significant treatment burden. This treatment burden is further highlighted by recent large “real-world” retrospective studies of wet AMD which underscore the difficulty in adhering to regimens.  These real world studies demonstrate that patients are undertreated, receiving only 6 to 7 injections per year on average, resulting in mean improvement of only one to three letters in visual acuity after one year of treatment.

Based on preclinical data in multiple species, we believe that suprachoroidal injection of CLS-AX could benefit patients for several reasons. First, axitinib has intrinsic high potency and can achieve pan-VEGF inhibition through receptor blockade, which may benefit patients who respond suboptimally to current anti-VEGF-A therapy. Second, axitinib has been observed to have a pharmacodynamic effect, with reduced growth of experimental neovascularization and decreased fluorescein leakage. Third, suprachoroidal administration of axitinib can potentially achieve prolonged duration and targeted delivery to affected tissue layers. For these reasons, we are advancing CLS-AX as our lead internal development asset and expect to submit an IND for CLS-AX in mid-2020. This would potentially enable us to initiate a Phase 1/2a clinical trial by the end of 2020.

Gene Therapy

We believe our platform offers the potential for safer, targeted ocular gene therapy without some of the risks of surgery and subretinal administration. Suprachoroidal administration of gene therapy could ultimately enhance access to care because it does not require specialized gene therapy surgery treatment centers. The procedure for suprachoroidal injection is conducted in an office setting and is similar in terms of patient preparation and duration to the procedure for intravitreal injection.  Therefore, we believe our products could be incorporated into retina specialists’ standard medical practice.

During the past several years, gene therapy has demonstrated in preclinical studies and clinical trials conducted by third parties that genetic material can be effectively and tolerably introduced to the retinal tissues, most often using an AAV. Safe and reproducible delivery of gene therapy vector into the subretinal space is essential for successful targeting of the retinal pigment epithelium, or RPE, and photoreceptor rods or cones. Currently, the only approved retinal gene therapy and most investigational retinal gene therapies are delivered via retinal surgery at a limited number of specialized ocular gene therapy treatment centers. During the pars plana vitrectomy surgery, the surgeon creates a small hole in the retina to inject the gene therapy beneath the retina to the subretinal space without tearing or damaging the retina and macula. This process creates a small retinal detachment, which separates and exposes the photoreceptors and RPE to the gene therapy.  The retina is in a disease state and already compromised, and the procedure carries iatrogenic risk. However, the success of this surgery is critical for the clinical efficacy of retinal gene therapy. Consequently, the surgery requires extensive training and the limited number of specialized ocular gene therapy centers creates patient access issues. Unlike vitrectomy, suprachoroidal administration does not require detachment of the photoreceptors from the RPE, and consequently, avoids the risk of iatrogenic subretinal injection to an already-compromised retina. Suprachoroidal injection procedure training is minimal and could ultimately enhance access to care because it would not have to be administered at a specialized gene therapy surgery treatment center.

In preclinical studies conducted independently and through collaborations with both an academic center and gene therapy companies, we have observed that SCS injection can administer both viral and non-viral gene therapy. Using marker genes like green fluorescent protein and luciferase in both rabbits and non-human primates, gene therapy was delivered with our SCS injection to achieve expression in the retina and choroid.

Inherited retinal diseases, or IRDs, such as Stargardt disease and Usher syndrome, represent some of the most challenging diseases that ophthalmologists encounter. They cause progressive, relentless vision loss due to changes in genes critical to the survival of photoreceptors and RPE cells, yet delivery of therapeutics to these cells is challenging. In preclinical animal studies from which data was presented at the American Academy of Ophthalmology 2019 Annual Meeting in October 2019, the suprachoroidal injection of luciferase DNA nanoparticles, or DNPs, in rabbits produced activity comparable to that seen from subretinal injections of luciferase DNPs. In these studies, SCS injections of DNPs were generally well tolerated across both rabbits and non-human primates, and no significant abnormalities were observed on ophthalmic exams. DNPs can also transfer large genes at potentially higher doses without the risks of subretinal surgery, which may allow for gene therapy in some of the most common IRDs.

We believe suprachoroidal administration may further enhance the value proposition of ocular gene therapy by potentially improving safety and expanding access. We are dedicating some of our resources toward development of therapeutics using this approach and are exploring non-viral gene therapies in preclinical studies both alone and in collaborations with an academic center and gene therapy companies.

Pipeline expansion through license of SCS Microinjector

In August 2019, we entered into an option and license agreement with REGENXBIO, pursuant to which we granted REGENXBIO an exclusive option, or the Option, to enter into a commercial license agreement granting REGENXBIO an exclusive, worldwide and sublicensable license to our SCS Microinjector for the delivery of AAV-based gene therapies for the treatment of wet

AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care. REGENXBIO exercised the Option on October 29, 2019 and paid us an option fee equal to $2.0 million less $0.5 million received under a prior technology access agreement. Under the license agreement, REGENXBIO has agreed to make additional payments to us of up to an aggregate of $34.0 million upon the achievement of specified development milestones and up to $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term.

REGENXBIO will be responsible for all development, regulatory and commercialization activities for their gene therapy product candidates. We will be responsible for supplying the SCS Microinjector in support of REGENXBIO’s preclinical studies, clinical studies and commercial use.

On July 9, 2019, we entered into a worldwide licensing agreement with Aura for the use of our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. If the collaboration proves successful following preclinical and proof-of-concept studies, Aura may utilize the SCS Microinjector for certain future development programs. Pursuant to the licensing agreement, we are eligible to receive payments related to pre-specified development, regulatory and sales milestones, as well as royalties on product sales that utilize the SCS Microinjector.

Manufacturing

We do not own any manufacturing facilities. We utilize contract manufacturers to formulate and produce our drug candidates and to produce our SCS Microinjector used for our clinical trials. We procure active pharmaceutical ingredients for our drugs from third-party suppliers. We expect to utilize third-party manufacturers to produce commercial quantities of our drugs and SCS Microinjector, if approved.

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

Commercialization

We have entered into an exclusive license agreement with Bausch for the commercialization and development of XIPERE in the United States and Canada. We may enter into distribution or licensing arrangements for commercialization rights for other regions. If any of our future product candidates, including CLS-AX, are approved by the FDA, we may either commercialize those product candidates ourselves or through license or collaboration agreements with third parties.

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

XIPERE faces competition from other commercially available forms of TA and other topical, injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO. OZURDEX, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union, and received approval from the FDA to treat diabetic macular edema, or DME.

Additionally, our collaborator Bausch markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide for the treatment of non-infectious uveitis. Eyepoint Pharmaceuticals markets Yutiq, an injectable form of fluocinolone acetonide for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

Our product candidate, CLS-AX, could also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD and RVO. Novartis’ Beovu was recently approved for the treatment of wet AMD in the United States, and has been recommended for approval in the European Union at a recent meeting of European Medicines Agency’s drug evaluation committee.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 19 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes one allowed U.S. patent application, 14 patent applications pending in the United States, 42 issued foreign patents and five allowed foreign patents, one pending international PCT application and 47 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license five of the 19 issued U.S. patents, the allowed U.S. application, three pending U.S. applications, 14 of the issued foreign patents and one of the allowed foreign patents, and six foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire between 2027 and 2039, without taking into account possible patent term adjustments or extensions.

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

License agreement with Emory and Georgia Tech

We have entered into a license agreement with Emory University, or Emory, and the Georgia Tech Research Corporation, or GTRC, under which we received a worldwide exclusive license to specified patents relating to methods and devices for drug delivery using a microinjector. The field of the license covers all ophthalmic uses of the microinjector for mammals and birds. Under this license agreement, we have agreed to direct all prosecution of intellectual property to the licensors’ patent counsel and have agreed to pay for all intellectual property expenses associated with the licensed patents.

In addition to upfront and milestone payments of $65,000 in the aggregate made to date, the license agreement requires us to make a $75,000 milestone payment upon the occurrence of a specified event relating to the commercialization of a drug developed using the licensed patents. On July 1, 2018 and 2019, we paid Emory and GTRC $75,000 and $50,000, respectively, to extend the date by which we may achieve the commercialization milestone. We are obligated to pay an annual license maintenance fee of $25,000, which will continue until the first commercial sale of a product covered by the licensed patents. Additionally, we will owe a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, two registered and one pending application in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, three registered trademarks in Canada and two pending applications in Canada, five registered and one pending application in China, four registered trademarks in the European Union, two registered trademarks in each of India and New Zealand, two registered trademarks in each of Israel and Japan, seven registered trademarks in Mexico, four registered and three pending applications in South Africa, four registered trademarks in the United States and three pending applications in the United States.  We also have two international registrations: the first with pending extensions of protection to Australia, Japan, Mexico and registered in the European Union, India, New Zealand, Korea and Singapore, and the second with extensions of protection pending in India and Mexico and registered in Australia, China, European Union, Israel, Japan, Korea, Russia, and Singapore.  In addition to patent and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and employees. These and other agreements, such as invention assignment agreements, grant us ownership of technologies that are developed through a relationship with a third party.

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

Review of application

Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review.   This is typically 10 months from the date of submission for drugs that are not new molecular entities, such as our product candidates. The review process can be expedited if priority review is granted.  In such a case, the FDA review period is only 6 months.  Alternatively, the FDA review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and may also inspect clinical trial sites for integrity of the data supporting safety and efficacy. The device component of our products will also be subject to review as part of the NDA review process and its manufacturers subject to inspection for compliance with device cGMPs embodied in the Quality System Regulation, or QSR. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a black box warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or a CRL, detailing the deficiencies and information required for reconsideration of the application.

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

Under HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain health care providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.  Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules.  New laws and regulations governing privacy and security may be adopted in the future as well.

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

Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including GDPR, after which the GDPR will be converted into UK law.  Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  Effective  January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Additionally, a trend has continued of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices, require registration of pharmaceutical sales representatives, require drug manufacturers to report information on the pricing of certain drugs, or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

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

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2019, we had 33 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred net losses of $30.8 million, $82.8 million and $59.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We have not completed development of, and obtained marketing approval for, any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct and complete our ongoing and planned clinical trials;
•	seek to discover, research and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional clinical, manufacturing and scientific personnel.

To become and remain profitable, we must succeed in developing drugs that can generate significant revenue once commercialized. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, manufacturing, obtaining regulatory approval and potentially entering into agreements for the commercialization of any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate sufficient revenue to achieve profitability.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. However, we will need to obtain substantial additional funding in connection with our continuing operation beyond the first quarter of 2021. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing, planned and future clinical trial programs;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the number and development requirements of other product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, whether performed by us or third parties, for any of our product candidates for which we receive marketing approval;

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development efforts or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We may not be able to generate sufficient cash to service our indebtedness.

Our current loan agreement had an outstanding principal balance of $5.0 million as of December 31, 2019. The loan agreement, as amended to date, contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. In addition, our failure to maintain a minimum cash balance at our bank would require us to transfer an amount equal to the outstanding loan balance to a pledged account that would restrict our access to such funds.  Our obligations under the loan agreement also are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We were in compliance with these covenants as of December 31, 2019 but there can be no assurance that we will remain in compliance. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the loan agreement could result in an event of default, which could result in an acceleration of amounts due under the loan agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and our lenders could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to the Development of Our Product Candidates

Our efforts are focused on the development of product candidates for treatment of eye disease through suprachoroidal injection and partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the suprachoroidal space. Suprachoroidal injection is a novel approach and may fail to achieve and sustain market acceptance.

Injecting drugs into the SCS is a novel approach for ophthalmic therapies, and there is no guarantee this approach will provide adequate patient benefit or be accepted by physicians, patients or third-party payors. We have also licensed our SCS Microinjector technology to REGENXBIO for in-office delivery of REGENXBIO’s AAV-based therapeutics to the SCS to potentially treat wet AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care and to Aura to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Although our clinical trial results suggest that suprachoroidal injection of drugs, such as XIPERE, may be effective at treating back of the eye diseases, to date no company has developed a drug delivered via suprachoroidal administration that has received marketing approval.

We cannot guarantee that suprachoroidal injection of drugs will prove in ongoing and future clinical trials to be a safe or effective approach for treating eye diseases in humans, nor can we ensure that such drugs  will achieve regulatory approval, even if the clinical trials are successful.

Even if our product candidate, or a product candidate of one of our collaboration partners, delivered via suprachoroidal injection achieves marketing approval, the novelty of suprachoroidal injection may make it difficult to demonstrate to physicians and third-party payors that suprachoroidal injection of drugs is an appropriate approach for treating eye diseases and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that the suprachoroidal administration of drug candidates with our proprietary SCS Microinjector provides useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for, such product candidates. Additionally, in some cases, product candidates delivered using our SCS Microinjector will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we or our commercialization and collaboration partners may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients.

Our licensing partners may require that we modify our SCS Microinjector to deliver their product candidates, and we may be unable to do so.

We are currently partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the suprachoroidal space. Our current and future licensing partners may request modifications to the design of our SCS Microinjector to accommodate the delivery of their respective product candidates. If we are unable to make such modifications, we may not receive regulatory and development milestone payments that we otherwise would be eligible to receive, which could significantly harm our financial position and adversely affect our stock price.

All of our product candidates are in clinical or preclinical development. If we are unable to obtain regulatory approval for and commercialize our product candidates, either on our own or with a third party, or if we experience significant delays in doing so, our business may be harmed.

Given our human experience with our clinical programs, the successful development of any of our product candidates is extremely uncertain, and we cannot guarantee that we will be successful in developing any of our product candidates. Further, the FDA may conclude that our clinical trials are not sufficient to support approval of our product candidates.

We have not completed the development of any product candidates, we currently generate no revenues from sales of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our proprietary SCS Microinjector for suprachoroidal injection of drugs and the identification of potential drug candidates using that technology. Our ability to generate revenue from our product candidates will depend heavily on their successful development and eventual commercialization, either by us or third parties. The success of those product candidates will depend on several factors, including the following:

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

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
•	successful training of physicians in the proper use of our SCS Microinjector;
•	the ability to market our products for use with our SCS Microinjector without a requirement from the FDA that we obtain a separate medical device authorization;
•	acceptance of the therapies and of the concept of suprachoroidal injection of drugs, if and when approved, by physicians, patients and third-party payors;
•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;

•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the drugs and our SCS Microinjector following approval.

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

A key element of our strategy is to build a pipeline of product candidates for the treatment of a variety of diseases of the back of the eye via suprachoroidal injection and to progress these product candidates through developmental efforts. We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have significant side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance. If we do not successfully develop product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect our stock price.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, we were previously developing XIPERE in combination with an anti-VEGF therapy for the treatment of macular edema associated with RVO. In November 2018, we announced that the primary endpoint of our Phase 3 clinical trial evaluating XIPERE together with intravitreal Eylea in patients with RVO was not achieved. In light of the 8-week topline data, we discontinued our Phase 3 trials of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent in patients with RVO, as well as the clinical development of XIPERE in combination with anti-VEGF agents for the treatment of RVO.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval for our product candidates, including:

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

Our drug development costs may also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our or our potential collaborators’ ability to successfully commercialize our product candidates.

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

The COVID-19 coronavirus could adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and several European countries. If the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business, supply chain, preclinical studies and clinical trials, including:

•	delays or inability to obtain raw material or ingredients;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, supply chain, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We intend to enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into, and intend to continue to enter into, agreements with third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and smaller biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our or our potential collaborators’ efforts to, successfully commercialize our product candidates.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent the commercialization of XIPERE or our other current or future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of XIPERE, including our SCS Microinjector, for preclinical and clinical studies and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of XIPERE, including the XIPERE drug product, our SCS Microinjector, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently procure the active pharmaceutical ingredient in XIPERE on a purchase order basis from a third-party manufacturer, but we do not have a commercial supply agreement in place with that manufacturer. In addition, we have entered into a supply agreement with Gerresheimer, our SCS Microinjector supplier. Some of our current suppliers are based outside of the United States. In addition, some of the facilities of our third-party manufacturers have only undergone a limited number of FDA inspections or no inspections.  We expect to continue to rely on third parties as we proceed with preclinical and clinical studies using our SCS Microinjector, as well as for commercial manufacture, if any of our product candidates receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of XIPERE including our SCS Microinjector or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are regulated under the drug regulations of the FDCA. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. For example, in preparation for our NDA submission for XIPERE for the treatment of patients with macular edema associated with uveitis, we conducted audits of our third-party manufacturers, and identified items that require correction prior to the FDA’s pre-approval inspection of those manufacturing facilities. While we are working with these manufacturers to resolve these issues, there can be no assurance that we, or they, will be able to remediate those issues in a timely manner or at all. As a result, we or our suppliers may not pass an FDA pre-approval inspection. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, receipt of a CRL, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates, including XIPERE.

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

If we are not able to establish additional collaborations, we may have to alter some of our future development and commercialization plans.

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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to establish sales and distribution capabilities for our product candidates for which we do not out-license commercialization rights, we may not be successful in commercializing those product candidates, if and when they are approved.

We do not have a sales infrastructure. To achieve commercial success for any product candidate for which we may obtain marketing approval in the United States and have not licensed the commercialization rights to a third party, we will need to establish a sales organization. There are risks involved with establishing our own sales and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Suprachoroidal injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the willingness of the healthcare community and patients to adopt new technologies and our novel approach of SCS injection of drugs;
•	the willingness of uveitis and retina specialists to expend the time necessary to receive proper training on injecting drugs into the SCS using our SCS Microinjector;
•	the ability to manufacture our product in sufficient quantities and yields;
•	the strength of marketing and distribution support provided by us or our collaborators;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our drugs together with other medications.

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

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation. There are also a number of generic equivalents of Kenalog. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis or RVO. OZURDEX, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union.

Additionally, our collaborator Bausch markets Retisert, an intravitreal implant of the corticosteroid fluocinolone acetonide for the treatment of non-infectious uveitis. Eyepoint Pharmaceuticals markets Yutiq, an injectable form of fluocinolone acetonide for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

Our product candidate, CLS-AX, could also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD and RVO. Novartis’ Beovu was recently approved for the treatment of wet AMD in the United States and has been recommended for approval in the European Union at a recent meeting of European Medicines Agency’s drug evaluation committee

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA or our competitors establishing a strong market position before we or our collaborators are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. For some of the indications that we are pursuing, drugs used off-label, such as Kenalog and Avastin, serve as cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

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

Our and our collaborators’ ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our drugs may be difficult. We or our collaborators may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS.   In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could significantly harm our operating results, our ability to raise capital and our overall financial condition.

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

Product liability lawsuits against us could cause us to incur substantial liabilities.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we or collaborators commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards paid to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	our or our collaborators’ inability to commercialize any drugs that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we or our collaborators commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Employee Matters and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers and senior management, as well as the other members of our scientific and clinical development teams. Our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and gain regulatory approval of our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2019, we had 33 full-time employees. As our development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations would suffer in the event of material computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on whom we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents, inadvertent or accidental cyber issues caused by employees or other insiders, or external security breaches could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss or compromise of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed.

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

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us or our collaborators to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to cease development of one or more or our product candidates or accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to management. In addition, any litigation or threat thereof may adversely affect our ability to hire employees or contract with independent service providers. Moreover, a loss of key personnel or their work product could hamper or prevent our or our collaborators’ ability to commercialize our product candidates.

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

In its CRL, the FDA requested additional stability data for the triamcinolone acetonide suspension, reinspection of the drug manufacturer and additional data on clinical use of the final to-be-marketed SCS Microinjector delivery system. In response to that request, we proposed the submission of SCS Microinjector clinical use information in 160 subjects from our TOPAZ study for the treatment of macular edema associated with retinal vein occlusion. In subsequent correspondence, the FDA agreed that it would be acceptable for us to submit such data in lieu of the requested clinical use evaluation.

In November 2019, we were informed by our commercial contract manufacturer for XIPERE that the FDA requested that the manufacturer complete certain manufacturing activities within its facility. These activities, while not specifically related to XIPERE, may delay the production of the drug product stability data needed to resubmit our NDA. While we believe, based on information received from the manufacturer, that we will be able resubmit the NDA by the end of August 2020, we cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for XIPERE.

The U.S. regulatory requirements and timing for XIPERE approval are uncertain at this time, and we may never obtain regulatory approval of XIPERE or any of our other product candidates in the United States. If we do not obtain approval for XIPERE or are delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we and our collaborators will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, export, and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us, or any collaborator to whom we grant rights, from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit its approved use, which could limit sales of the product.

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

In order to market and sell our products in the European Union and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing or requirements. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals in order for us or our collaborators to commercialize our products in any market.

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations and pose additional risks to our business, revenue, financial condition and results of operations.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the United Kingdom and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the EU and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the transition period.

Such a withdrawal from the EU is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our operations and partners. There may continue to be economic uncertainty surrounding the consequences of Brexit, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common stock.

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

•

the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which went into effect on May 25, 2018 and applies to identified or identifiable personal data in electronic or paper form.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for most branded and generic drugs, respectively;

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
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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

There remain judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and, at the same, implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The 2017 comprehensive tax reform bill and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

 Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We plan to use potential future operating losses and our federal and state NOL carryforwards to offset future taxable income, if any. However, our ability to use existing NOL carryforwards could be limited as a result of issuances of equity securities.

As of December 31, 2019, we had approximately $219.8 million of federal and $7.6 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years ending before 2018 will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain how various states will respond to the changes to the federal NOL rules included in the Tax Act.   However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative stock ownership change of more than 50% over a three-year period.  The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

We cannot assure you that an active trading market will continue to develop or be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares without depressing the market price for your shares or to sell your shares at all.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and may continue to be volatile. Since January 1, 2018, our common stock has traded at prices between $0.56 and $15.06 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, we have filed registration statements on Form S-8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. These registered shares will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144.

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

We have broad discretion in the use of our cash and cash equivalents and may invest or spend our cash in ways with which you do not agree.

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of our cash may not yield any return on your investment. Our failure to apply our resources effectively could compromise our ability to pursue our growth strategy. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our current loan agreement prohibits us from paying dividends without the consent of the lenders under the agreement, and the terms of any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant legal, accounting and other costs, which we expect to increase, especially after we cease to be an emerging growth company under SEC rules. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

Stockholders

As of March 11, 2020, we had 44,868,558 shares of common stock outstanding held by 12 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2019, 2018 and 2017 and balance sheet data as of December 31, 2019 and 2018 is derived from our audited financial statements included within this Annual Report. The statement of operations data for the year ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)

License and other revenue	$2,173	$30	$345	$520	$—
Operating expenses:
Research and development	15,658	68,291	49,053	19,455	10,762
General and administrative	16,819	14,684	9,700	6,263	6,555
Total operating expenses	32,477	82,975	58,753	25,718	17,317
Loss from operations	(30,304)	(82,945)	(58,408)	(25,198)	(17,317)
Other (expense) income	(466)	127	(567)	(684)	(322)
Net loss	$(30,770)	$(82,818)	$(58,975)	$(25,882)	$(17,639)
Net loss per share of common stock — basic and diluted	$(0.81)	$(2.69)	$(2.33)	$(1.97)	$(7.54)
Weighted average shares outstanding — basic and diluted	38,170,830	30,733,600	25,311,614	13,111,067	2,338,950

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$22,595	$8,043	$9,224	$34,284	$20,283
Short-term investments	—	32,835	28,416	48,807	—
Restricted cash	360	360	360	360	—
Total assets	26,776	44,120	40,493	84,813	21,055
Deferred revenue	5,000	—	160	180	700
Debt	5,152	9,975	8,009	7,586	5,976
Total liabilities	15,619	20,500	19,078	13,154	10,400
Total stockholders' equity (deficit)	11,157	23,620	21,415	71,659	(36,659)

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

Overview

We are a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. Our proprietary SCS Microinjector targeting the suprachoroidal space, or SCS, offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. Our SCS injection platform is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery of established and new formulations of medications, as well as future therapeutic innovations such as gene therapy, to the site of disease.

We are leveraging our SCS injection platform by building an internal research and development pipeline, in areas such as novel small molecules and gene therapy, and by creating external collaborations with other companies. Using our suprachoroidal injection technology that can be used in conjunction with proprietary formulations of existing drugs as well as novel therapies, we believe we have created a broad therapeutic platform for developing product candidates to treat serious eye diseases.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2019, we had an accumulated deficit of $237.7 million. We recorded net losses of $30.8 million, $82.8 million and $59.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary solutions to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any product revenue unless or until we obtain regulatory approval of and commercialize our product candidates, either on our own or with a third party. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

We expense research and development costs to operations as incurred. These costs include preclinical activities, such as manufacturing and stability and toxicology studies, that are supportive of a product candidate itself. In addition, there are expenses related to clinical trials and similar activities for each program, including costs associated with CROs. Clinical costs are recognized based on the terms of underlying agreements, as well as an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and additional information provided to us by our vendors about their actual costs occurred. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct preclinical costs or clinical costs and are separately classified as unallocated.

The following table shows our research and development expenses by type of activity for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
XIPERE (uveitis program)	$2,947	$8,803	$12,702
XIPERE (RVO program)	2,323	44,432	23,487
XIPERE (DME program)	(133)	3,062	4,217
Wet AMD program	67	3	252
Total program expense	5,204	56,300	40,658
Unallocated	10,454	11,991	8,395
Total research and development expense	$15,658	$68,291	$49,053

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

During the year ended December 31, 2019, we recorded all remaining expenses reported by our CRO in connection with the termination of our XIPERE development program for RVO.

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

Other expense consists of interest expense incurred under our loan agreements.

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

Revenue recognition

On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20 using the modified retrospective method. Under ASC 606, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, we perform the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer.

As part of the accounting for our revenue arrangements, we develop assumptions that require judgment such as the estimate of the stand-alone selling price for each performance obligation identified in the contract.

Licenses of intellectual property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

 Milestone Payments:  At the inception of each arrangement that includes development, commercialization, and regulatory milestone payments, we evaluate whether the achievement of the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method.  Performance milestone payments represent a form of variable consideration. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Achievement of milestones that are not within our or our licensee’s control, such as regulatory approvals, are not considered probable until the approvals are achieved. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis and we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achieving such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not received any royalty revenue resulting from any of our licensing arrangements.

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

Our material financial instruments at December 31, 2019 and 2018 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, treasury bills, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. We have determined our short-term investments, comprised of commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

Share-based compensation

Compensation cost related to share-based awards granted to employees is measured based on the estimated fair value of the award at the grant date. We estimate the fair value of stock options using a Black-Scholes option pricing model. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period. The fair value of restricted stock units, or RSUs, granted is measured based on the market value of our common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations and comprehensive loss based upon the underlying employees’ roles.

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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $4.6 million, $4.8 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Tax valuation allowance

We recorded deferred tax assets of $46.2 million, primarily related to our net operating losses, as of December 31, 2019, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs for the period from our inception through December 31, 2019. We incurred a net loss for tax purposes of $24.7 million for the year ended December 31, 2019. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2019, we had federal NOL carryforwards of $219.8 million and state NOL carryforwards of $7.6 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Period-to-Period
	2019	2018	Change
	(in thousands)
License and other revenue	$2,173	$30	$2,143
Operating expenses:
Research and development	15,658	68,291	(52,633)
General and administrative	16,819	14,684	2,135
Total operating expenses	32,477	82,975	(50,498)
Loss from operations	(30,304)	(82,945)	52,641
Other (expense) income	(466)	127	(593)
Net loss	$(30,770)	$(82,818)	$52,048

Revenue. In the year ended December 31, 2019 we recognized $2.1 million of revenue associated with our license agreements. In the years ended December 31, 2019 and 2018, we recognized $0.1 million and $30,000, respectively, of revenue associated with other agreements.

Research and development. Research and development expense decreased by $52.6 million, from $68.3 million for the year ended December 31, 2018 to $15.7 million for the year ended December 31, 2019. This was primarily attributable to a $42.1 million decrease due to closing down the SAPPHIRE and TOPAZ trials. Additionally, there was a $4.6 million decrease due to the completion of the PEACHTREE trial during the first quarter of 2018, a $3.2 million decrease in costs related to our DME program, as the TYBEE trial was completed in the second quarter of 2018, a $1.2 million decrease in costs related to device and drug manufacturing, a $0.6 million decrease in costs related to quality assurance as audits related to our NDA filing were completed during 2018 and a $1.4 million decrease in regulatory expenses as the NDA submission for XIPERE was completed in the fourth quarter of 2018. These decreases were partially offset by a $0.4 million increase in employee-related costs and a $0.5 million increase in nonclinical activities.

General and administrative. General and administrative expenses increased by $2.1 million, from $14.7 million for the year ended December 31, 2018 to $16.8 million for the year ended December 31, 2019. The increase was primarily attributable to a $1.9 million increase in employee-related costs, including accrued expenses related to the resignation of our former CEO, and an increase of $0.9 million in professional fees. These increases were partially offset by a $0.4 million decrease that was primarily attributable to marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercialize it on our own.

Other (expense) income. The decrease from other income of $0.1 million in 2018 to other expense of $0.5 million in 2019 was the result of higher interest income on short-term investment balances in the first quarter of 2018 following our public offering of common stock, which balances decreased over time.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Period-to-Period
	2018	2017	Change
	(in thousands)
License and other revenue	$30	$345	$(315)
Operating expenses:
Research and development	68,291	49,053	19,238
General and administrative	14,684	9,700	4,984
Total operating expenses	82,975	58,753	24,222
Loss from operations	(82,945)	(58,408)	(24,537)
Other income (expense)	127	(567)	694
Net loss	$(82,818)	$(58,975)	$(23,843)

Revenue. In the years ended December 31, 2018 and 2017, we recognized $30,000 and $0.3 million, respectively, of revenue associated with license and other agreements.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2019, we had cash and cash equivalents of $22.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2019, our funds were held in cash and money market funds.

On November 24, 2019, we entered into a securities purchase agreement with accredited investors who were existing stockholders and who purchased 3.2 million shares of our common stock in a private placement transaction at a price of $1.054 per share. We raised net cash proceeds of $3.3 million after deducting offering expenses.

On October 22, 2019, we entered into the License Agreement with Bausch, pursuant to which we received an upfront payment of $5.0 million, which is subject to a refund if the License Agreement is terminated in specified circumstances. On October 29, 2019, REGENXBIO exercised its option under an option and license agreement and paid us an option fee equal to $2.0 million, less a credit of $0.5 million previously received under a technology access agreement.

On May 14, 2018, we entered into a loan and security agreement with Silicon Valley Bank and MidCap Financial Services, or collectively the Lenders, which amended and restated in its entirety a prior loan and security agreement with the Lenders. The loan and security agreement, as amended to date, or the Loan Agreement, originally provided for term loans of up to $20.0 million in the aggregate, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%.

We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million capacity originally contemplated, $5.0 million became available but we elected not to draw it, and the other $5.0 million did not become available for draw. On October 18, 2019, we entered into an amendment to the Loan Agreement and repaid $5.0 million of the outstanding principal balance. We did not pay any final payment or termination fees in connection with the $5.0 million prepayment.

Under the Loan Agreement, we are required to pay accrued interest only on the $5.0 million remaining outstanding balance through April 30, 2020, or if we complete a specified financial milestone, through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We have the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to

October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default. In addition, we agreed that if our cash and cash equivalents balance with Silicon Valley Bank falls below $10.0 million, we will transfer to a pledged account an amount of cash and cash equivalents equal to the sum of the then-outstanding principal balance of the term loan plus a final payment fee of $0.3 million.

The amounts due under the Loan Agreement are secured by substantially all of our assets.

On March 12, 2018, we closed a follow-on public offering in which we sold approximately 6.5 million shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $79.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On June 30, 2017, we entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the year ended December 31, 2019, we sold 9.0 million shares of our common stock for net proceeds of $10.3 million under the ATM agreement, after the payment of commissions to Cowen. Subsequent to December 31, 2019, we have sold 0.5 million shares of our common stock for net proceeds of $1.2 million under the ATM agreement.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, including any future collaboration or licensing arrangement for XIPERE outside the U.S. and Canada, we may be required to relinquish additional rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We also incur costs as a public company, including costs and expenses for fees to members of our board of directors, accounting and finance personnel costs, directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant royalties from XIPERE and other licensing arrangements. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. We have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings or restructurings, or potentially entering into additional collaborations, partnerships and other strategic arrangements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. This estimate does not give effect to the potential restriction of cash pursuant to the Loan Agreement. The estimate does not give effect to additional development milestone payments we might receive under the agreements with Bausch or REGENXBIO or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,068)	$(79,200)	$(51,083)
Investing activities	32,925	(3,760)	20,121
Financing activities	8,695	81,779	5,362
Net change in cash and cash equivalents	$14,552	$(1,181)	$(25,600)

During the years ended December 31, 2019, 2018 and 2017, our operating activities used net cash of $27.1 million, $79.2 million and $51.1 million, respectively. The use of cash in each period primarily resulted from our net losses. The decrease in net loss for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to lower research and development expenses as a result of the completion of the PEACHTREE and TYBEE trials in the prior year and the discontinuation of the SAPPHIRE and TOPAZ trials. The year ended December 31, 2019 also included a net cash outflow of $5.1 million from a decrease in accounts payable, which was the result of payments we made in connection with winding down the clinical trials.

The increase in net loss for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to higher research and development expenses related to our Phase 3 clinical trials PEACHTREE, SAPPHIRE and TOPAZ and the related expenses to support them including employee-related costs. In addition, for the year ended December 31, 2018, we incurred regulatory costs in preparation for an NDA submission and costs associated with the planned commercialization of XIPERE.

During the year ended December 31, 2019, our net cash provided by investing activities was $32.9 million compared to net cash used in investing activities of $3.8 million during the year ended December 31, 2018 and compared to net cash provided by investing activities of $20.1 million during the year ended December 31, 2017. In the year ended December 31, 2019, net cash provided by investing activities consisted of maturities of short-term available-for-sale investments. In the year ended December 31, 2018, net cash used in investing activities was primarily for the purchase of $80.1 million of short-term, available-for-sale investments, which included commercial paper and treasury bills, offset by the maturities of $76.5 million of short-term, available-for-sale investments, which included corporate bonds, commercial paper and treasury bills and $88,000 for the purchase of furniture and fixtures. In the year ended December 31, 2017, cash flows provided by investing activities was primarily from $68.5 million for the maturities of short-term, available-for-sale investments, which include certificates of deposit, corporate bonds and government bonds, commercial paper, treasury bills and agency obligations, partially offset by the purchase of $48.1 million of short-term, available-for-sale investments and $0.3 million for the purchase of furniture and fixtures for our corporate office.

During the years ended December 31, 2019, 2018 and 2017, our net cash provided by financing activities was $8.7 million, $81.8 million and $5.4 million, respectively. The net cash provided by financing activities for the year ended December 31, 2019 was primarily comprised of $10.3 million of net proceeds from sales of common stock pursuant to our ATM agreement and $3.3 million of net proceeds from a private placement of common stock, partially offset by a $5.0 million principal payment made under our Loan Agreement. The net cash provided by financing activities for the year ended December 31, 2018 was primarily comprised of the $79.6 million of net proceeds received from a public follow-on offering of our common stock in March 2018, $1.7 million of net proceeds received from the Loan Agreement and $0.5 million of proceeds received from shares issued from the exercise of stock options and the employee stock purchase plan. The net cash provided by financing activities for the year ended December 31, 2017 was comprised primarily of the $5.1 million of net proceeds received from the underwriters’ exercise of their option to purchase additional shares as part of our public offering of common stock that initially closed in December 2016.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019, which consisted of obligations under leases for our corporate headquarters in Alpharetta, Georgia, obligations under the Loan Agreement and our manufacturing supply agreement with Gerresheimer.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating lease obligations	$1,493	$378	$799	$316	$—
Long-term debt obligations (1)	5,996	1,717	4,279	—	—
Manufacturing supply agreement	499	499	—	—	—
Total	$7,988	$2,594	$5,078	$316	$—

(1) Includes estimated interest expense at the minimum rate of 8.39% plus the final payment fee.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $22.6 million. We generally hold our cash in interest-bearing money market accounts. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

We do not engage in any hedging activities against changes in interest rates. Our outstanding debt instruments carried a floating interest rate that is 6.5% plus the greater of (i) the 30-day U.S. LIBOR, reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%. Based on the current outstanding balance under the Loan Agreement, a 100 basis point increase in the LIBOR rate would result in a $50,000 increase in annual interest expense.

We do not have any foreign currency or other material derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Atlanta, Georgia

March 13, 2020

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,595	$8,043
Short-term investments	—	32,835
Prepaid expenses	1,139	2,049
Other current assets	1,485	17
Total current assets	25,219	42,944
Property and equipment, net	541	790
Operating lease right-of-use asset	656	—
Restricted cash	360	360
Other assets	—	26
Total assets	$26,776	$44,120
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,280	$6,869
Accrued liabilities	2,930	2,923
Current portion of long-term debt	1,333	556
Current portion of operating lease liabilities	360	—
Current portion of deferred rent	—	128
Deferred revenue	5,000	—
Total current liabilities	10,903	10,476
Long-term debt	3,819	9,419
Operating lease liabilities	897	—
Deferred rent	—	605
Total liabilities	15,619	20,500
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and 2018; 44,413,372 and 32,119,227 shares issued and outstanding at December 31, 2019 and 2018, respectively	44	32
Additional paid-in capital	248,770	230,475
Accumulated deficit	(237,657)	(206,887)
Total stockholders’ equity	11,157	23,620
Total liabilities and stockholders’ equity	$26,776	$44,120

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
License and other revenue	$2,173	$30	$345
Operating expenses:
Research and development	15,658	68,291	49,053
General and administrative	16,819	14,684	9,700
Total operating expenses	32,477	82,975	58,753
Loss from operations	(30,304)	(82,945)	(58,408)
Other (expense) income	(466)	127	(567)
Net loss	$(30,770)	$(82,818)	$(58,975)
Net loss per share of common stock — basic and diluted	$(0.81)	$(2.69)	$(2.33)
Weighted average shares outstanding — basic and diluted	38,170,830	30,733,600	25,311,614

Net loss	$(30,770)	$(82,818)	$(58,975)
Unrealized gain on available-for-sale investments	—	—	5
Comprehensive loss	$(30,770)	$(82,818)	$(58,970)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity
Balance at December 31, 2016	24,573,033	$25	$136,892	$(65,245)	$(13)	$71,659
Issuance of common shares in follow-on offering	600,000	—	5,057	—	—	5,057
Issuance of common shares under employee stock purchase plan	9,692	—	66	—	—	66
Exercise of stock options	171,926	—	239	—	—	239
Share-based compensation expense	—	—	3,364	—	—	3,364
Net loss	—	—	—	(58,975)	—	(58,975)
Other comprehensive gain	—	—	—	—	5	5
Balance at December 31, 2017	25,354,651	25	145,618	(124,220)	(8)	21,415
Cumulative effect of accounting change	—	—	—	151	8	159
Issuance of common shares in follow-on offering	6,548,712	7	79,557	—	—	79,564
Issuance of common shares under employee stock purchase plan	12,595	—	50	—	—	50
Exercise of stock options	203,269	—	465		—	465
Share-based compensation expense	—	—	4,785	—	—	4,785
Net loss	—	—	—	(82,818)	—	(82,818)
Balance at December 31, 2018	32,119,227	32	230,475	(206,887)	—	23,620
Issuance of common shares from at-the-market sales agreement	8,976,940	9	10,310	—	—	10,319
Issuance of common shares in private placement	3,178,367	3	3,321	—	—	3,324
Issuance of common shares under employee stock purchase plan	52,476	—	45	—	—	45
Exercise of stock options	16,362	—	7	—	—	7
Vesting and settlement of restricted stock units	70,000	—	—	—	—	—
Share-based compensation expense	—	—	4,612	—	—	4,612
Net loss	—	—	—	(30,770)	—	(30,770)
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$—	$11,157

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(30,770)	$(82,818)	$(58,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211	189	182
Share-based compensation expense	4,612	4,785	3,364
Non-cash interest expense	163	154	211
Accretion of debt discount	67	112	212
Loss on disposal of fixed assets	63	—	—
Amortization and accretion on available-for-sale investments, net	(115)	(748)	(31)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(558)	(505)	(833)
Other assets and liabilities	(159)	(55)	92
Accounts payable and accrued liabilities	(5,582)	(314)	4,715
Deferred revenue	5,000	—	(20)
Net cash used in operating activities	(27,068)	(79,200)	(51,083)
Investing activities
Maturities of available-for-sale-investments	32,950	76,470	68,543
Purchase of available-for-sale investments	—	(80,142)	(48,116)
Acquisition of property and equipment	(25)	(88)	(306)
Net cash provided by (used in) investing activities	32,925	(3,760)	20,121
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	10,319	—	—
Proceeds from private placement, net of issuance costs	3,324	—	—
Proceeds from follow-on offering, net of issuance costs	—	79,564	5,057
Proceeds from exercise of stock options	7	465	239
Proceeds from shares issued under employee stock purchase plan	45	50	66
Proceeds from issuance of long-term debt	—	10,000	—
Principal payments made on long-term debt	(5,000)	(8,300)	—
Net cash provided by financing activities	8,695	81,779	5,362
Net decrease in cash, cash equivalents and restricted cash	14,552	(1,181)	(25,600)
Cash, cash equivalents and restricted cash, beginning of period	8,403	9,584	35,184
Cash, cash equivalents and restricted cash, end of period	$22,955	$8,403	$9,584
Supplemental disclosure
Interest paid	$843	$751	$653
Supplemental disclosure of noncash investing and financing activities
Tenant improvements paid by landlord	$—	$—	$637

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2019	2018	2017
Cash and cash equivalents	$22,595	$8,043	$9,224
Restricted cash	360	360	360
Cash, cash equivalents and restricted cash at end of period	$22,955	$8,403	$9,584

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. The Company’s proprietary SCS Microinjector targeting the suprachoroidal space offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. This suprachoroidal space injection platform is an inherently flexible, in-office, non-surgical procedure, intended to provide targeted delivery to the site of disease and to work with both established and new formulations of medications, as well as future therapeutic innovations such as gene therapy. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates, either on its own or with a third party. The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $22.6 million as of December 31, 2019. The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain additional financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any additional product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain additional financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain FDA approval to sell, and then generate significant revenue from commercializing its lead product candidate, XIPERE, either on its own or together with a third party. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s primary revenue arrangements are license agreements which typically include upfront payments, regulatory and commercial milestone payments and royalties based on future product sales. The arrangements may also include payments for the Company’s SCS Microinjector devices as well as payments for assistance and oversight of the customer’s use of the Company’s technology. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2019. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued liabilities.

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

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2019, the restricted cash balance was invested in a commercial money market account.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842), and subsequently issued updates as part of ASU 2018-11, Leases, Targeted Improvements. The new guidance requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The Company adopted ASC 842 effective January 1, 2019 using the optional transition method, did not restate any prior periods and adopted the package of practical expedients. Under the package of practical expedients permitted by the new standard, the Company does not have to reassess whether any expired contracts are or contain leases, the classification of leases or whether initial direct costs should be capitalized. The adoption of the new standard resulted in the recognition of right-of use assets of $1.0 million and lease obligations of $1.7 million on the Company’s balance sheet as of January 1, 2019. The adoption did not have a material impact on the Company’s statements of operations or cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2020 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December31,
		2019	2018
Furniture and fixtures	5	$337	$382
Machinery and equipment	5	121	121
Computer equipment	3	13	19
Leasehold improvements	Lesser of useful life or remaining lease term	667	677
Total property and equipment		1,138	1,199
Less: Accumulated depreciation		(597)	(409)
Property and equipment, net		$541	$790

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued research and development	$359	$1,263
Accrued employee costs	1,530	1,191
Accrued severance	751	—
Accrued professional fees	58	63
Accrued interest payable	—	76
Accrued expense	232	330
	$2,930	$2,923

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

On May 14, 2018, the Company entered into the 2nd A&R loan agreement with the Lenders, which amended and restated in its entirety the 1st A&R loan agreement. The 2nd A&R loan agreement provides for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month the immediately precedes the month in which the interest will accrue, or (ii) 1.89%. The 2nd A&R Loan Agreement includes, among other things, the ability of the Lenders to accelerate the payment of the term loan in the event of a material adverse change and restrictions on the Company’s ability to sell, assign, license, transfer or otherwise dispose of its assets, including intellectual property assets, without the prior written consent of the Lenders.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the 1st A&R loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million available under the 2nd A&R loan agreement, the Company elected not to draw $5.0 million and the other $5.0 million is not available for draw.

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

April 30, 2020, or if the Company completes a specified financial milestone, through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default. In addition, the Company agreed that if the Company’s cash and cash equivalents balance with SVB falls below $10.0 million, the Company will transfer to a pledged account an amount of cash and cash equivalents equal to the sum of the then-outstanding principal balance of the term loan plus a final payment fee of $340,441. As a result of the 3rd Amendment, as of December 31, 2019, the Company has reflected in current liabilities the amount of principal it expects to pay within the next 12 months.

The term loans under the 2nd A&R loan agreement are secured by substantially all of the Company’s assets.

Interest expense on the borrowings under the loan agreements described above was $804,000, $791,000 and $653,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Accretion of the scheduled final payment was $163,000, $154,000 and $211,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Accretion of the deferred closing costs was $67,000, $112,000 and $212,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the scheduled payments for the Loan Agreement, including the scheduled final payment in 2022, were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2020	$1,333	$384	$1,717
2021	2,000	219	2,219
2022	1,667	393	2,060
	$5,000	$996	$5,996

6. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2019 and 2018, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2019 and 2018, there were 44,413,372 and 32,119,227 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with the 1st A&R loan agreement, the Company issued warrants to the Lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity at the time of issuance and had a remaining life of 6.75 years as of December 31, 2019.

8. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2017 through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2019, under the 2016 Plan, options to purchase 3,391,838 shares of the Company’s common stock were outstanding at a weighted average price of $5.05 per share and 394,545 shares remained available for future grant. As of January 1, 2020, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 1,776,534 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2019, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 2,171,079 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2019, options to purchase 695,376 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.53 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Research and development	$1,379	$1,766	$1,348
General and administrative	2,728	3,004	1,988
Total	$4,107	$4,770	$3,336

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	109.49%	93.08%	96.85%
Risk-free interest rate	2.49%	2.87%	2.20%
Expected dividend yield	0.00%	0.00%	0.00%

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

Expected stock price volatility: For the years ended December 31, 2019 and 2018, the expected volatility is based on the Company’s historical volatility. For the year ended December 31, 2017, the volatility assumption is based on the historical volatilities of the stock of several public entities that are similar to the Company, as the Company did not have sufficient historical transactions in its own shares on which to base expected volatility. The Company selected representative companies from the pharmaceutical industry with similar characteristics, including stage of product development and therapeutic focus.

Forfeitures: As of January 1, 2017, upon adopting ASU 2016-09, the Company began recording forfeitures as they occurred. In prior years, the Company had estimated its forfeiture rate to be zero for the periods presented and any expense true-ups for terminated employees have been immaterial.

The following table summarizes the activity related to stock options during the year ended December 31, 2019:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2018	3,463,096	$6.62
Granted	1,920,100	1.23
Exercised	(16,362)	0.40
Cancelled/Forfeited	(1,262,384)	5.01
Options outstanding at December 31, 2019	4,104,450	4.63

Options exercisable at December 31, 2018	1,583,749	5.63

Options exercisable at December 31, 2019	2,452,764	5.44

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2019 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	1,759,903			7.40	716,893			4.87
$3.00 - $6.99	1,465,336			5.41	1,012,211			4.06
$7.00 - $8.99	677,433			5.05	568,759			4.61
$9.00 - $20.84	201,778			7.76	154,901			7.76
	4,104,450	$4.63	$3,191	6.32	2,452,764	$5.44	$1,472	4.66

As of December 31, 2019, the Company had $4.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average fair values of all stock options granted for the years ended December 31, 2019, 2018 and 2017 was $1.09 per share, $5.98 per share and $5.25 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2019 was $2.90, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees under the 2016 Plan. The shares underlying the RSU awards have vesting terms of eight months to two years from the date of grant, subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table summarizes the activity related to RSUs during the year ended December 31, 2019:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2018	—	$—
Granted	1,339,300	0.88
Vested	(70,000)	1.09
Non-vested RSUs outstanding at December 31, 2019	1,269,300	0.87

The Company recorded $0.2 million of share-based compensation expense in research and development and $0.3 million of share-based compensation expense in general and administrative for the year ended December 31, 2019 for the RSUs. As of December 31, 2019, the Company had $0.7 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings.  The number of shares reserved for issuance under the 2016 ESPP will automatically increase for a period of ten years, from January 1, 2017 through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2020. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2019 was 658,807 shares.

The first offering period for the 2016 ESPP commenced on January 1, 2017. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2019, 2018 and 2017, the Company issued 52,476, 12,595 and 9,692 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$11	$5	$7
General and administrative	9	10	21
Total	$20	$15	$28

9. Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2019	2018	2017
Deferred tax asset (liability)
Net operating loss carryforwards	$46,305	$41,152	$27,999
Non-deductible accrued expenses	422	245	248
Right of use asset	(138)	—	—
Lease liability	264	—	—
Deferred rent	—	148	49
Deferred revenue	—	—	38
Stock compensation expense	1,472	899	387
Depreciation differences	(94)	(125)	(18)
Federal tax credits	7,249	6,481	3,437
State tax credits	623	757	524
Disallowed interest expense	99	—	—
Charitable contributions	4	6	6
Valuation allowance	(56,206)	(49,563)	(32,670)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal tax rate	21.00%	21.00%	34.00%
State tax rate	—	(0.73)	2.42
Permanent difference and other	(1.33)	(0.33)	(2.84)
Tax credit	2.06	3.96	3.97
Valuation allowance	(21.73)	(20.39)	(12.42)
ASC 740-10	—	(3.51)	—
Impact of federal rate change	—	—	(25.13)
	0.00%	0.00%	0.00%

In December 2017, the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of December 31, 2017, the Company recorded a provisional tax expense of the impact of the 2017 Tax Act of approximately $14.9 million. This amount was primarily comprised of the re-measurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%. As of December 31, 2018, the Company had completed the accounting for the effects of the 2017 Tax Act and recorded an insignificant adjustment to the provisional estimate recognized as of December 31, 2017.

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

At December 31, 2019, the Company had a valuation allowance of $56.2 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2019, the Company had income tax NOL carryforwards for federal and state purposes of $219.8 million and $7.6 million, respectively. The Company has recorded a deferred tax asset for both federal and state carryforwards of $46.2 million and $150,000, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2031, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

During 2019, the Company analyzed its uncertain tax positions and recorded an ASC 740-10 reserve in the amount of $2.9 million against its prior year Georgia NOLs. There are no other ASC 740-10 reserves as of December 31, 2019.

10. Commitments and Contingencies

Lease Commitment Summary

The Company leases its facilities and some of its equipment under noncancelable operating lease arrangements that expire at various dates through 2023.  In November 2016, the Company signed an office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The lease agreement is for a six and one-half year term with a renewal option for one additional five-year term. Rental payments are $35,145 per month subject to an increase of 3% per year. Operating lease cost under this lease is recognized on a straight-line basis over the term of the lease. In addition, the lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises. The Company relocated to this space in March 2017.

In August 2018, the Company signed an office lease agreement to lease approximately 3,500 square feet of office space in Berkeley, California for its commercial operations. The lease agreement was for a two-year term with a renewal option for an additional one-year term. The Company did not exercise the renewal option for the Berkeley lease and terminated the lease on December 15, 2019, with no further payments due. The termination of the lease did not have a material impact on the Company’s statements of operations. Operating lease cost under this lease was recognized on a straight-line basis over the term of the lease. The Company also paid a pro-rata share of the annual operating expenses associated with the premises.

The Company’s operating leases included on the balance sheet are as follows (in thousands):

December 31, 2019
Operating lease right-of-use asset	$656

Liabilities
Current portion of operating lease liabilities	$360
Operating lease liabilities	897
Total operating lease liabilities	$1,257

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2019, the Company’s incremental borrowing rate was 11.0% and the remaining lease term was 3.75 years.

Minimum lease payments were as follows at December 31, 2019 (in thousands):

Year ending December 31,
2020	$378
2021	392
2022	407
2023	316
Total minimum lease payments	1,493
Less imputed interest	(236)
Total operating lease liabilities	$1,257

Operating lease cost, variable lease cost and short-term lease cost were $393,000, $83,000 and $20,000, respectively, for the year ended December 31, 2019.

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

11. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement with Bausch + Lomb, a division of Bausch Health Companies, Inc. (“Bausch”). Pursuant to the License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary microneedle (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products”), subject to specified exceptions, in the United States and Canada for the treatment of ophthalmology indications, including non-infectious uveitis.

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

Due to the refund provisions in the License Agreement, the upfront payment of $5.0 million received from Bausch is included on the balance sheet as deferred revenue as of December 31, 2019 and will remain in deferred revenue until the refund provisions lapse.

REGENXBIO, Inc.

On August 29, 2019, the Company entered into an option and license agreement with REGENXBIO, Inc. (“REGENXBIO”) pursuant to which the Company granted REGENXBIO an exclusive option to enter into a commercial license agreement (the “Option”), which grants REGENXBIO an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of adeno-associated virus-based gene therapies for the treatment of wet age-related macular degeneration, diabetic retinopathy and other conditions for which anti-vascular endothelial growth factor treatment is currently the standard of care. REGENXBIO exercised the Option on October 29, 2019 and paid the Company an option fee equal to $2.0 million, less a credit of $0.5 million previously received under a technology access agreement. In addition, REGENXBIO has agreed to pay the Company up to an aggregate of $34.0 million in milestone payments upon the achievement of specified development milestones and up to an aggregate of $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term.

As of December 31, 2019, it was determined the Company had completed its performance obligation under the license agreement and recognized license revenue of $2.0 million.

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $105,000, $30,000 and $325,000 of revenue from these agreements during the years ended December 31, 2019, 2018 and 2017, respectively.

12. Fair Value Measurements

The Company’s material financial instruments at December 31, 2019 and 2018 consisted primarily of cash and cash equivalents, short-term investments and long-term debt. The fair value of cash and cash equivalents, treasury bills, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates. The Company has determined its short-term investments, comprised of commercial paper, to be Level 2 in the fair value hierarchy. The fair value was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets. The short-term investments consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available-for-sale.

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$22,595	$—	$—	$22,595
Restricted cash money market	360	—	—	360
Total financial assets	$22,955	$—	$—	$22,955

	December 31, 2018
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$8,042	$—	$—	$8,042
Restricted cash money market	360	—	—	360
Treasury bills	7,490	—	—	7,490
Commercial paper	—	25,346	—	25,346
Total financial assets	$15,892	$25,346	$—	$41,238

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Outstanding stock options	4,104,450	3,075,349	2,243,575
Non-vested restricted stock units	1,269,300	—	—
Stock purchase warrants	29,796	29,796	29,796
	5,403,546	3,105,145	2,273,371

14. Related Party Transactions

On November 22, 2019, the Company issued shares of common stock in a private placement offering at an offering price of $1.054 per share.  Two of the purchasers, Hatteras Venture Partners IV SBIC, LP and Hatteras Venture Partners IV, LP, are affiliated with certain of the Company’s directors and purchased 1,347,629 and 170,397 shares, respectively.

15. Quarterly Financial Information (unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2019 and 2018 are as follows (in thousands except per share data):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses (1)	$(15,351)	$(5,662)	$(6,509)	$(4,955)
Net loss	$(15,404)	$(5,734)	$(6,536)	$(3,096)
Net loss per share of common stock — basic and diluted	$(0.45)	$(0.15)	$(0.17)	$(0.07)

(1)

Based upon final reconciliations from the CRO for SAPPHIRE and TOPAZ, the operating expenses include credits related to previously recorded expenses of $2.6 million and $2.0 million in the three months ended June 30, 2019 and December 31, 2019, respectively.

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$(16,453)	$(20,904)	$(23,956)	$(21,662)
Net loss	$(16,607)	$(20,701)	$(23,872)	$(21,638)
Net loss per share of common stock — basic and diluted	$(0.62)	$(0.65)	$(0.75)	$(0.68)

16. Subsequent Event

On March 10, 2020, the Company entered into a License Agreement (the “License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the License Agreement, the Company has granted an exclusive license to Artic Vision to develop, distribute, promote, market and commercialize XIPERE, the Company’s proprietary suspension of the corticosteroid triamcinolone acetonide formulated for administration to the back of the eye using the Company’s proprietary SCS Microinjector, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea (the “Territory”). Under the terms of the License Agreement, neither party may commercialize XIPERE in the other party’s territory and Arctic Vision may pursue development and commercialization of XIPERE for indications associated with uveitis or, upon receipt of the Company’s consent, additional indications.

Pursuant to the License Agreement, Arctic Vision has agreed to pay the Company up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions in specified circumstances.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.4	*	Description of Common Stock of Clearside Biomedical, Inc.

4.5

Registration Rights Agreement, by and among the Registrant and the Investors named therein, dated as of November 22, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on November 25, 2019).

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

10.18

Supply Agreement, by and among the Registrant and Gerresheimer Regensburg GmbH, dated as of May 8, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2018).

10.19	+

Change in Control Equity Acceleration Plan, amending the Registrant’s 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2018.)

10.20	+

Executive Employment Agreement, by and between the Company and Brion S. Raymond, dated as of February 20, 2018. 2018 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 15, 2019).

10.21

Consent and First Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of July 3, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.22

Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of August 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 8, 2019).

10.23	*	Third Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of October 18, 2019.

10.24	*	Consent and Fourth Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of October 22, 2019.

10.25

Third Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated April 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.26	*##	License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of October 22, 2019.

10.27	+

Letter Agreement, by and between the Registrant and George Lasezkay, dated April 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on April 17, 2019).

10.28	+

Amendment to Offer Letter Agreement, by and between the Registrant and George Lasezkay, dated as of August 6, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.29	*+	Separation Agreement, by and between the Registrant and Daniel White, dated as of April 7, 2019.

10.30	*##	Option and License Agreement by and between the Registrant and REGENXBIO Inc., dated as of August 29, 2019.

10.31	*+	Separation Agreement, by and between the Registrant and Brion Raymond, dated as of January 3, 2020.

10.32	*	Consulting and Independent Contractor Agreement, by and between the Registrant and Brion Raymond, dated as of January 3, 2020.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	*	Power of Attorney (included on signature page).

31.1	*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*^

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

##

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 13, 2020		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Lasezkay, Charles A. Deignan and Leslie Zacks, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Clearside Biomedical, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020

/s/ William D. Humphries William D. Humphries	Director	March 13, 2020

/s/ Richard Croarkin Richard Croarkin	Director	March 13, 2020

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 13, 2020

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 13, 2020

/s/Clay B. Thorp Clay B. Thorp	Director	March 13, 2020