Form 10-Q
period 2020-03-31
Clearside Biomedical, Inc.
filed 2020-05-08
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 44,868,558 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,930	$22,595
Prepaid expenses	892	1,139
Other current assets	1,683	1,485
Total current assets	23,505	25,219
Property and equipment, net	551	541
Operating lease right-of-use asset	627	656
Restricted cash	360	360
Total assets	$25,043	$26,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,633	$1,280
Accrued liabilities	1,492	2,930
Current portion of long-term debt	5,183	1,333
Current portion of operating lease liabilities	363	360
Deferred revenue	5,100	5,000
Total current liabilities	13,771	10,903
Long-term debt	—	3,819
Operating lease liabilities	832	897
Total liabilities	14,603	15,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 44,868,558 and 44,413,372 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	45	44
Additional paid-in capital	250,963	248,770
Accumulated deficit	(240,568)	(237,657)
Total stockholders’ equity	10,440	11,157
Total liabilities and stockholders’ equity	$25,043	$26,776

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
License and other revenue	$4,097	$45
Operating expenses:
Research and development	3,811	10,967
General and administrative	3,122	4,384
Total operating expenses	6,933	15,351
Loss from operations	(2,836)	(15,306)
Other expense	(75)	(98)
Net loss	$(2,911)	$(15,404)
Net loss per share of common stock — basic and diluted	$(0.07)	$(0.45)
Weighted average shares outstanding — basic and diluted	44,753,510	34,144,209

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares from at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	$45	$250,963	$(240,568)	$10,440

	Three Months Ended March 31, 2019

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$23,620
Issuance of common shares from follow-on public offering	4,660,966	5	6,622	—	6,627
Exercise of stock options	2,727	—	1	—	1
Share-based compensation expense	—	—	1,247	—	1,247
Net loss	—	—	—	(15,404)	(15,404)
Balance at March 31, 2019	36,782,920	$37	$238,345	$(222,291)	$16,091

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(2,911)	$(15,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	53
Share-based compensation expense	1,001	1,247
Non-cash interest expense	10	46
Accretion of debt discount	21	15
Amortization and accretion on available-for-sale investments, net	—	(103)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49	1,536
Other assets and liabilities	68	(29)
Accounts payable and accrued liabilities	(1,086)	(14)
Net cash used in operating activities	(2,803)	(12,653)
Investing activities
Maturities of available-for-sale investments	—	30,950
Acquisition of property and equipment	(55)	(18)
Net cash (used in) provided by investing activities	(55)	30,932
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	1,193	6,627
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	1,193	6,628
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,665)	24,907
Cash, cash equivalents and restricted cash, beginning of period	22,955	8,403
Cash, cash equivalents and restricted cash, end of period	$21,290	$33,310

Reconciliation of cash, cash equivalents and restricted cash:

	March 31,
	2020	2019
Cash and cash equivalents	$20,930	$32,950
Restricted cash	360	360
Cash, cash equivalents and restricted cash at end of period	$21,290	$33,310

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. The Company’s proprietary SCS Microinjector targeting the suprachoroidal space offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. This suprachoroidal space injection is an inherently flexible, in-office, non-surgical procedure, intended to provide targeted delivery to the site of disease and to work with both established and new formulations of medications, as well as future therapeutic innovations, such as gene therapy. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates, either on its own or with a third party. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $20.9 million as of March 31, 2020. The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain regulatory approval to sell, and then generate significant revenue from commercializing its lead product candidate, XIPERE (triamcinolone acetonide suprachoroidal injectable suspension), either on its own or together with a third party. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2020, statements of operations for the three months ended March 31, 2020 and 2019, statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020, its results of its operations for the three months ended March 31, 2020 and 2019, its changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The COVID-19 pandemic is expected to result in a global slowdown of economic activity. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

The Company receives payments from its customers based on billing schedules established in each contract. Upfront and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Research and Development Costs

Research and development costs are charged to expense as incurred and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with preclinical and clinical development activities;
•	costs associated with submitting regulatory approval applications for the Company’s product candidates;
•	costs associated with training physicians on the suprachoroidal injection procedure and educating and providing them with appropriate product candidate information;

•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2020, and the adoption did not have a material impact on its financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on January 1,

2021 and prescribes different transition methods for the various provisions. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2020	December 31, 2019
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	121
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,138
Less: Accumulated depreciation		(642)	(597)
		$551	$541

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development	$185	$359
Accrued employee costs	425	1,530
Accrued severance	531	751
Accrued professional fees	122	58
Accrued expense	229	232
	$1,492	$2,930

5. Long-Term Debt

Loan and Security Agreements

On May 14, 2018, the Company entered into a second amended and restated loan and security agreement (the “2nd A&R Loan Agreement”) with SVB, MidCap Funding III Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”), which amended and restated in its entirety the first amended and restated loan agreement. The 2nd A&R Loan Agreement provided for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 1.89%. The 2nd A&R Loan Agreement includes, among other things, the ability of the Lenders to accelerate the payment of the term loan in the event of material adverse change and restrictions on the Company’s ability to sell, assign, license, transfer or otherwise dispose of its assets, including intellectual property assets, without the prior written consent of the Lenders.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the first amended and restated loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million under the 2nd A&R Loan Agreement, the Company elected not to draw $5.0 million and the other $5.0 million is not available for draw.

On October 18, 2019, the Company entered into an amendment to the 2nd A&R Loan Agreement with the Lenders. Pursuant to the amendment, the Company repaid $5.0 million of the outstanding principal balance of the $10.0 million term loan. The Company did not pay any final payment or termination fees in connection with the $5.0 million prepayment. In addition, the Company and the Lenders agreed to modify the term loan repayment schedule. As amended, the term loan repayment schedule provides for interest only payments through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company has the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount is due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default. In addition, the Company agreed that if the Company’s cash and cash equivalents balance with SVB falls below $10.0 million, the Company will transfer to a pledged account an amount of cash and cash equivalents equal to the sum of the then-outstanding principal balance of the term loan plus a final payment fee of $0.3 million.

On May 7, 2020, the Company paid $5.0 million principal balance under the 2nd A&R Loan Agreement with the Lenders, plus $0.3 million reflecting the final payment and accrued interest. As a result of the payment, as of March 31, 2020, the Company has reflected in current liabilities the amount of principal it expects to pay within the next 12 months.

The borrowings under the 2nd A&R Loan Agreement are secured by substantially all of the Company’s assets.

Interest expense on the borrowings under the loan agreements described above was $106,000 and $225,000 for the three months ended March 31, 2020 and 2019, respectively. Accretion of the scheduled final payment was $10,000 and $46,000 for the three months ended March 31, 2020 and 2019, respectively. Accretion of the deferred debt issuance costs was $21,000 and $15,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the scheduled payments for the 2nd A&R Loan Agreement, as amended, and the scheduled final payment were as follows (in thousands):

Year Ending December 31,	Principal	Interest and Final Payment	Total
2020	$5,000	$382	$5,382

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2020 and December 31, 2019, there were 44,868,558 and 44,413,372 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 6.50 years as of March 31, 2020.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$306	$462
General and administrative	413	775
Total	$719	$1,237

The following table summarizes the activity related to stock options during the three months ended March 31, 2020:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2019	4,104,450	$4.63
Granted	903,500	2.37
Forfeited	(9,845)	3.05
Options outstanding at March 31, 2020	4,998,105	4.23

Options exercisable at December 31, 2019	2,452,764	5.44

Options exercisable at March 31, 2020	2,782,163	5.14

As of March 31, 2020, the Company had $5.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees from the 2016 Plan. The shares underlying the RSU awards have vesting terms of eight months to four years from the date of grant subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances.

The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table summarizes the activity related to RSUs during the three months ended March 31, 2020:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2019	1,269,300	$0.87
Granted	486,000	2.39
Vested	(100,000)	1.02
Forfeited	(6,700)	0.91
Non-vested RSUs outstanding at March 31, 2020	1,648,600	1.31

The Company recorded $0.3 million of share-based compensation expense for the three months ended March 31, 2020 for the RSUs. There were no RSUs issued during the same period in the prior year. As of March 31, 2020, the Company had $1.6 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved, and in January 2016 the Company’s stockholders approved, the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six month withholding period prior to the purchase date. The Company has recorded $3,000 and $10,000 of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively, in the statements of operations for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

March 31, 2020
Operating lease right-of-use asset	$627

Liabilities
Current portion of operating lease liabilities	$363
Operating lease liabilities	832
Total operating lease liabilities	$1,195

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2020, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 3.5 years.

Minimum lease payments were as follows at March 31, 2020 (in thousands):

Year Ending December 31,
2020	286
2021	392
2022	407
2023	316
Total minimum lease payments	1,401
Less imputed interest	(206)
Total operating lease liabilities	$1,195

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 and $100,000 for the three months ended March 31, 2020 and 2019, respectively. Variable lease cost was $24,000 and $30,000 for the three months ended March 31, 2020 and 2019, respectively. Short-term lease cost for the three months ended March 31, 2020 and 2019 was $4,000 and $3,000, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $92,000 and $129,000 for the three months ended March 31, 2020 and 2019, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Other Agreements

Arctic Vision (Hong Kong) Limited

On March 10, 2020, the Company entered into a License Agreement (the “Arctic License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the Arctic License Agreement, the Company has granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, the Company’s proprietary suspension of the corticosteroid triamcinolone acetonide formulated for administration to the back of the eye using the Company’s proprietary SCS Microinjector, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea (the “Arctic Territory”). Under the terms of the Arctic License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

Pursuant to the Arctic License Agreement, Arctic Vision has agreed to pay the Company up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. As of March 31, 2020, it was determined that the Company had completed its performance obligations related to the upfront payment and recognized license revenue of $4.0 million.

Other

The Company has periodically entered into other short-term agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $45,000 of revenue from these agreements during the three months ended March 31, 2019. In addition, the Company recorded $0.1 million of deferred revenue in other current liabilities from these agreements as of March 31, 2020.

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

The Company’s material financial instruments at March 31, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2020 and the year ended December 31, 2019.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$20,930	$—	$—	$20,930
Restricted cash money market	360	—	—	360
Total financial assets	$21,290	$—	$—	$21,290

	December 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$22,595	$—	$—	$22,595
Restricted cash money market	360	—	—	360
Total financial assets	$22,955	$—	$—	$22,955

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

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	4,998,105	4,832,889
Non-vested restricted stock units	1,648,600	—
Stock purchase warrants	29,796	29,796
	6,676,501	4,862,685

13. Subsequent Events

License Agreement Amendment

On April 27, 2020, the Company and Bausch Health Ireland Limited (“Bausch”) entered into an amendment (the “Amendment”) to the Company’s License Agreement with Bausch dated October 22, 2019 (as amended, the “Bausch License Agreement”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE, the Company’s proprietary suspension of the corticosteroid triamcinolone acetonide formulated for administration to the back of the eye using the Company’s proprietary microneedle (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products”; and together with XIPERE, “Products”), subject to specified exceptions, in the United States and Canada (the “Original Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.  Pursuant to the Amendment, the Company has granted Bausch an exclusive option to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions (the “Option”): (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico (such regions, the “Additional Regions” and together with the Original Territory, the “Territory”). The Option may be exercised any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

Pursuant to the Bausch License Agreement, Bausch paid the Company an upfront payment of $5.0 million (the “Upfront Payment”) in October 2019, which is subject to a refund if the Bausch License Agreement is terminated in specified circumstances.  In addition, Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones (the “Pre-Launch Milestone Payments”) and up to an aggregate of $57.3 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE (including certain regulatory and commercial milestones if Bausch exercises its Option in the European Union) and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement).  Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Original Territory, as well as a lower royalty on annual net sales of Other Products in the Original Territory and on annual net sales of Xipere in the Additional Regions if Bausch exercises its Option, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Original Territory.

The Company is responsible for all development expenses for XIPERE in the Original Territory until the Company’s New Drug Application (“NDA”) for XIPERE is approved by the U.S. Food and Drug Administration (the “FDA”), subject to specified exceptions, as well as manufacturing costs in connection with the NDA.  The Company is also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the complete response letter issued on October 18, 2019 related to the NDA and any subsequent complete response letter related to the NDA (the “CRL-related expenses”). If XIPERE is approved by the FDA, Bausch will be responsible for all expenses following such approval; provided that the Company will be responsible for the CRL-related expenses and for half of the costs of any post-approval clinical trials required by the FDA, up to a specified maximum amount.

During the term of the Bausch License Agreement, and in the Territory, the Company has agreed not to (i) develop or commercialize XIPERE alone or in combination with an Other Device (as defined in the Bausch License Agreement) in the licensed field, (ii) develop or commercialize any corticosteroid with the Device or an Other Device in the licensed field, (iii) develop or commercialize the Device or an Other Device with any active pharmaceutical ingredient for non-infectious uveitis or macular edema associated with non-infectious uveitis, including with any Other Drug (as defined in the Bausch License Agreement, which are restricted to those steroids, corticosteroids and non-steroidal anti-inflammatory drugs specifically identified in the Bausch License Agreement), (iv) develop or commercialize any Other Drug in combination with the Device and (v) commercialize any Other Device for achieving non-surgical access to the suprachoroidal space where such device is sold as a stand-alone product, subject to specified exceptions.  The Bausch License Agreement will expire upon expiration of the royalty terms for all Products and countries in the Territory, with each royalty term for a given Product and country ending on the latest of (i) the date of expiration of the last-to-expire valid claim of any licensed patent rights covering such Product in such country in the Territory, (ii) the date of the loss of regulatory exclusivity for such Product in such country in the Territory, or (iii) ten years from the later of the first sale of such Product in such country in the Territory.  For a specified period of time, Bausch may terminate the Bausch License Agreement immediately and have the Upfront Payment refunded if the FDA has not approved the XIPERE NDA by August 31, 2021.  Following the payment of the Pre-Launch Milestone Payments, Bausch may also terminate the Bausch License Agreement for convenience upon 180 days’ written notice.  In addition, the Company can terminate the Bausch License Agreement if Bausch commences a legal action challenging the validity, enforceability or scope of any of the licensed patents.  If the FDA requires an additional clinical trial prior to approving the NDA for XIPERE and the Company notifies Bausch that the Company will not conduct the trial at the Company’s expense, then Bausch may terminate the Bausch License Agreement and have the Upfront Payment refunded within 60 days of the receipt of such notice from the Company.  Both parties may terminate the Bausch License Agreement (i) upon a material breach of the Bausch License Agreement, subject to a specified cure period and specified exceptions, or (ii) if the other party encounters bankruptcy or insolvency.  Upon termination (other than for a material breach by or bankruptcy or insolvency event of the Company), all licenses and other rights granted by the Company to Bausch pursuant to the Bausch License Agreement would revert to the Company.

CARES Act Paycheck Protection Program (PPP) Loan

On April 20, 2020, the Company entered into a loan agreement with Silicon Valley Bank (“PPP Lender”) under the terms of which the PPP Lender agreed to make a loan to the Company in an aggregate principal amount of $1.0 million (“PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (the “Note”) containing the terms and conditions for repayment of the PPP Loan.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire Loan amount for qualifying expenses, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including (i) failing to make a payment when due under the Note, (ii) failure to do anything required by the Note or any other loan document, (iii) defaults of any other loan with the PPP Lender, (iv) failure to disclose any material fact or make a materially false or misleading representation to the PPP Lender or SBA, (v) default on any loan or agreement with another creditor, if the PPP Lender believes the default may materially affect the Company’s ability to pay the Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the PPP Lender believes may materially affect the Company’s ability to pay the Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the PPP Lender’s prior written consent, or (x) becoming the subject of a civil or criminal action that the PPP Lender believes may materially affect the Company’s ability to pay the Note. Upon the occurrence of an event of default, the PPP Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

Loan Payment

On May 7, 2020, due to various restrictions and other limiting covenants of the 2nd A&R Loan Agreement, the Company elected to make an early payoff of its outstanding $5.0 million principal balance, plus $0.3 million reflecting the final payment fee and accrued interest. The Company intends to pursue a new debt facility to replace some or all of the repaid loan in order to meet future financial needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, particularly in Part II – Item 1A, “Risk Factors”. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2019 appearing in our Annual Report on Form 10-K filed with the SEC on March 13, 2020.

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

In December 2018, we submitted a New Drug Application, or NDA, for XIPERE to the Food and Drug Administration, or FDA, for the treatment of macular edema associated with uveitis. In October 2019, we received a complete response letter, or CRL, from the FDA regarding our NDA for XIPERE. The FDA did not identify any efficacy issues, and there were no requests for further clinical efficacy studies. As anticipated, the CRL included the FDA’s request for additional stability data, additional clarifying information on components of the manufacturing process, and reinspection of the drug product manufacturer.

The contract manufacturing organization, or CMO, for XIPERE has been completing certain requalification activities within its facility. While these manufacturing activities are not specifically related to XIPERE, the CMO has advised us that they continue to impact the timing of its production. Although extensive progress has been made, the CMO needs to resolve a final step affecting the proper functioning of its filling line equipment in order to produce the required stability batches to generate the data necessary for the XIPERE NDA resubmission. As a result, and due in part to COVID-19 related challenges that have impacted work schedules, the

CMO has informed us that there will be a delay in completing the necessary corrective action. Based on this current information, we expect to resubmit the XIPERE NDA in the fourth quarter of 2020.

Bausch Health, or Bausch, is our commercialization partner for XIPERE in the United States and Canada and, on April 27, 2020, we granted Bausch an exclusive option to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions, or the Option, (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico, or collectively the Additional Regions, in exchange for Bausch extending the deadline by which we must obtain regulatory approval for XIPERE in the United States. The Option may be exercised as to any or all of the Additional Regions any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

On March 10, 2020, we entered into a license agreement with Arctic Vision (Hong Kong) Limited, or Arctic Vision, and such agreement, the Arctic Vision License Agreement. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Artic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea.

We have research capabilities focused on developing proprietary therapeutic formulations to utilize with our SCS Microinjector. Our internal research and development initiatives are focused on small molecules and gene therapy to address unmet needs in back of the eye diseases.

After evaluation of our prior work and based on recently presented data in the scientific community, we have decided to advance our proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX, into further preclinical development. We expect to submit an Investigational New Drug application, or IND, to the FDA, for CLS-AX in mid-2020. This would potentially enable us to initiate a Phase 1/2a clinical trial by the end of 2020.

Our preclinical proof-of-concept studies utilizing suprachoroidal delivery of marker genes using DNA nanoparticles have demonstrated the potential for suprachoroidal administration to deliver genes, so we are now conducting further preclinical work with SCS delivery of therapeutic transgenes in certain inherited retinal disorders.

In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space. Our clinical development partners, including REGENXBIO in gene therapy and Aura Biosciences in ocular cancer, continue to make progress in their programs utilizing our SCS Microinjector. We expect there will be a number of related IND submissions by our partners during 2020.

The current development status of our pipeline, including programs licensed to third parties, is summarized in the chart below:

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2020, we had an accumulated deficit of $240.6 million. We recorded net losses of $2.9 million and $15.4 million for the three months ended March 31, 2020 and 2019, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary solutions to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to discover, research and develop additional product candidates and conduct various preclinical and clinical activities to further our pipeline programs. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund planned operations into the second quarter of 2021.

Recent Developments

As noted above, on April 27, 2020, we and Bausch entered into an Amendment to the Bausch License Agreement. Pursuant to the Bausch License Agreement, we granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE, our proprietary suspension of the corticosteroid triamcinolone acetonide formulated for administration to the back of the eye using our proprietary microneedle, or Device, as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device, or the Other Products and together with XIPERE, the Products, subject to specified exceptions, in the United States and Canada, or the Original Territory, for the treatment of ophthalmology indications, including non-infectious uveitis.  Pursuant to the Amendment, we granted Bausch the Option, which may be exercised any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

Pursuant to the Bausch License Agreement, in October 2019, Bausch paid us an upfront payment of $5.0 million, or the Upfront Payment, which is subject to a refund if the Bausch License Agreement is terminated in specified circumstances.  In addition, Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones, or the Pre-Launch Milestone Payments, and up to an aggregate of $57.3 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE (including certain regulatory and commercial milestones if Bausch exercises its Option in the European Union) and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement).  Further, during the applicable royalty term, we will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Original Territory, as well as a lower royalty on annual net sales of Other Products in the Original Territory and on annual net sales of Xipere in the Additional Regions if Bausch exercises its Option, in each case subject to reductions in specified circumstances; provided that we will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Original Territory.

We are responsible for all development expenses for XIPERE in the Original Territory until the NDA for XIPERE is approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA.  We are also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the CRL and any subsequent complete response letter related to the NDA, or the CRL-related expenses. If XIPERE is approved by the FDA, Bausch will be responsible for all expenses following such approval; provided that we will be responsible for the CRL-related expenses and for half of the costs of any post-approval clinical trials required by the FDA, up to a specified maximum amount.

During the term of the Bausch License Agreement, and in the Territory, the we have agreed not to (i) develop or commercialize XIPERE alone or in combination with an Other Device (as defined in the Bausch License Agreement) in the licensed field, (ii) develop or commercialize any corticosteroid with the Device or an Other Device in the licensed field, (iii) develop or commercialize the Device or an Other Device with any active pharmaceutical ingredient for non-infectious uveitis or macular edema associated with non-infectious uveitis, including with any Other Drug (as defined in the Bausch License Agreement, which are restricted to those steroids, corticosteroids and non-steroidal anti-inflammatory drugs which are specifically identified in the Bausch License Agreement), (iv) develop or commercialize any Other Drug in combination with the Device and (v) commercialize any Other Device for achieving non-surgical access to the suprachoroidal space where such device is sold as a stand-alone product, subject to specified exceptions.  The Bausch License Agreement will expire upon expiration of the royalty terms for all Products and countries in the Territory, with each royalty term for a given Product and country ending on the latest of (a) the date of expiration of the last-to-expire valid claim of any licensed patent rights covering such Product in such country in the Territory, (b) the date of the loss of regulatory exclusivity for such Product in such country in the Territory, or (c) ten years from the later of the first sale of such Product in such country in the Territory.  For a specified period of time, Bausch may terminate the Bausch License Agreement immediately and have the Upfront Payment refunded if the FDA has not approved the XIPERE NDA by August 31, 2021.  Following the payment of the Pre-Launch Milestone Payments, Bausch may also terminate the License Agreement for convenience upon 180 days’ written notice.

In addition, we can terminate the Bausch License Agreement if Bausch commences a legal action challenging the validity, enforceability or scope of any of the licensed patents.  If the FDA requires an additional clinical trial prior to approving the NDA for XIPERE and we notify Bausch that we will not conduct the trial at our expense, then Bausch may terminate the Bausch License Agreement and have the Upfront Payment refunded within 60 days of the receipt of such notice us.  Both parties may terminate the Bausch License Agreement (x) upon a material breach of the Bausch License Agreement, subject to a specified cure period and specified exceptions, or (y) if the other party encounters bankruptcy or insolvency.  Upon termination (other than for a material breach by us or bankruptcy or insolvency event of ours), all licenses and other rights granted by us to Bausch pursuant to the Bausch License Agreement would revert to the us.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three months ended March 31, 2020 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results for the quarter ending June 30, 2020. We continue to operate normally with the exception of enabling our employees to work productively from home and abiding by travel restrictions issued by federal and local governments. As previously reported, the operations of our CMO for XIPERE, have been impacted and our CMO is limiting daily operation with more restricted work schedules and other limitations and precautions needed to protect its employees. This has impacted the timing of their ability to complete the necessary corrective actions to resolve the issue affecting their filling line equipment, and therefore, the expected timing of our planned NDA resubmission for XIPERE, which is now anticipated to occur in the fourth quarter of 2020.

If the COVID-19 pandemic continues, we may experience other disruptions that could severely impact our business, results of operations and prospects. The extent to which COVID-19 may impact our business, preclinical development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any product revenue unless or until we obtain regulatory approval of and commercialize our product candidates, either on our own or with a third party. Our revenue in recent periods has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by program, including those that have been discontinued, for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
XIPERE (uveitis program)	$613	$1,183
XIPERE (RVO program)	17	6,802
CLS-AX (wet AMD program)	385	—
Total	1,015	7,985
Unallocated	2,796	2,982
Total research and development expense	$3,811	$10,967

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include, among others:

•	the costs associated with process development, scale-up and manufacturing of XIPERE and the SCS Microinjector in support of filings for regulatory approval;
•	the number of trials required for approval and any requirement for extension trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the impact on the timing of our clinical trials due to the COVID-19 pandemic;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2020.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$4,097	$45	$4,052
Operating expenses:
Research and development	3,811	10,967	(7,156)
General and administrative	3,122	4,384	(1,262)
Total operating expenses	6,933	15,351	(8,418)
Loss from operations	(2,836)	(15,306)	12,470
Other expense	(75)	(98)	23
Net loss	$(2,911)	$(15,404)	$12,493

Revenue. In the three months ended March 31, 2020, we recognized $4.1 million of revenue associated with our license agreements, primarily the result of the $4.0 million upfront payment from Arctic Vision in March 2020. In the three months ended March 31, 2019, we recognized $45,000 of revenue associated with other agreements.

Research and development. Research and development expense decreased by $7.2 million, from $11.0 million for the three months ended March 31, 2019 to $3.8 million for the three months ended March 31, 2020. This was primarily attributable to a $6.8 million decrease due to the closing costs in the prior year of two late-stage clinical trials, SAPPHIRE and TOPAZ, that were part of our RVO program that has been discontinued. Additionally, there was a $0.2 million decrease in expenses related to completion of the PEACHTREE trial, a $0.4 million decrease in costs related to device and drug manufacturing and a $0.6 million decrease in employee-related costs. These decreases were partially offset by a $0.4 million increase in costs for preclinical work on potential product candidates.

General and administrative. General and administrative expenses decreased by $1.3 million, from $4.4 million for the three months ended March 31, 2019 to $3.1 million for the three months ended March 31, 2020. This was primarily attributable to a decrease of $1.4 million in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercialize XIPERE on our own, partially offset by an increase of $0.2 million in directors and officers insurance premiums.

Other expense. Other expense for each of the three months ended March 31, 2020 and 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements, offset in part by interest income from our short-term investments. The decrease from 2019 to 2020 was the result of lower interest expense due to a $5.0 million principal payment on our long-term debt in October 2019.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2020, we had cash and cash equivalents of $20.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2020, our funds were held in cash and money market funds.

On April 20, 2020, we entered into a loan agreement with Silicon Valley Bank under the terms of which Silicon Valley bank loaned us $1.0 million, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we intend to use the proceeds primarily for payroll costs. The PPP Loan is scheduled to mature on April 20, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the Small Business Administration, or SBA, under the CARES Act.

On March 10, 2020, we entered into the Arctic License Agreement. Pursuant to the Arctic License Agreement, we granted an exclusive license to Artic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in the Arctic Territory. Pursuant to the Arctic License Agreement, Arctic Vision has agreed to pay us up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions.

In October 2019, we received $5.0 million pursuant to the Bausch License Agreement.

On May 14, 2018, we entered into a loan and security agreement with Silicon Valley Bank and MidCap Financial Services, or collectively the Lenders, which amended and restated in its entirety a prior loan and security agreement with the Lenders. The loan and security agreement, as amended to date, or the Loan Agreement, provided for term loans of up to $20.0 million in the aggregate, with a floating interest rate equal to 6.5% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 1.89%.We borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the amended and restated loan and security agreement, including the fees payable in connection with the final payment. The prepayment fees were waived. Of the remaining $10.0 million capacity originally contemplated, $5.0 million became available but we elected not to draw it, and the other $5.0 million did not become available for draw. On October 18, 2019, we entered into an amendment to the Loan Agreement and repaid $5.0 million of the outstanding principal balance. We did not pay any final payment or termination fees in connection with the $5.0 million prepayment. On May 7, 2020, due to various restrictions and other limiting covenants of the current Loan Agreement with the Lenders, we elected to make an early payoff of our outstanding $5.0 million principal balance, plus $0.3 million reflecting the final payment fee and accrued interest. We intend to pursue a new debt facility to replace some or all of the repaid loan in order to meet future financial needs.

Under the Loan Agreement, we were required to pay accrued interest only on the $5.0 million remaining outstanding balance through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We had the option to prepay the outstanding balance in full, subject to a prepayment fee of 2% of the original principal amount for any prepayment prior to October 1, 2022. A final payment of 5.50% of the aggregate borrowed amount would have been due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default. In addition, we agreed that if our cash and cash equivalents balance with Silicon Valley Bank falls below $10.0 million, we would transfer to a pledged account an amount of cash and cash equivalents equal to the sum of the then-outstanding principal balance of the term loan plus a final payment fee of $0.3 million.

The amounts due under the Loan Agreement were secured by substantially all of our assets.

On June 30, 2017, we entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the three months ended March 31, 2020, we sold 0.5 million shares of our common stock for net proceeds of $1.2 million under the ATM agreement.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, including any future collaboration or licensing arrangement for XIPERE outside of the territories in which we’ve licensed or granted options to license XIPERE to our existing partners, we may be required to relinquish additional rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We also incur costs as a public company, including costs and expenses for fees to members of our board of directors, accounting and finance personnel costs, directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant revenue from XIPERE. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. We have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, and by the receipt of future milestone payments from our license agreements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. This estimate gives effect to additional development milestone payments we might receive under our license agreements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(2,803)	$(12,653)
Investing activities	(55)	30,932
Financing activities	1,193	6,628
Net change in cash and cash equivalents	$(1,665)	$24,907

During the three months ended March 31, 2020 and 2019, our operating activities used net cash of $2.8 million and $12.7 million, respectively. The use of cash in each period primarily resulted from our net losses. The decrease in net loss for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to lower research and development expenses as a result of the discontinuation of the SAPPHIRE and TOPAZ trials and commercialization activities. The three months ended March 31, 2020 also included a net cash outflow of $1.1 million from the decrease in our accrued liabilities balance, which was the result of payments we made in connection with accrued employee costs.

During the three months ended March 31, 2020, our net cash used in investing activities was for the purchase of equipment. During the three months ended March 31, 2019, our net cash provided by investing activities was $30.9 million due to maturities of short-term, available-for-sale investments.

During the three months ended March 31, 2020 and 2019, our net cash provided by financing activities was $1.2 million and $6.6 million, respectively. The net cash provided by financing activities for each period was comprised of net proceeds from the sales of shares of common stock under the ATM agreement.

Contractual Obligations

As of March 31, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Annual Report on Form 10-K. Subsequent to March 31, 2020, the Loan Agreement was paid in full as described above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $20.9 million and $22.6 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020. Except as described below, there have been no material changes to the risk factors described in that report.

Our CMO for XIPERE is delayed in completing certain manufacturing activities requested by the FDA which impact its ability to produce data necessary for the resubmission of the NDA for XIPERE. As a result, the timing of regulatory approval for  XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States.

On October 18, 2019, the FDA issued a CRL regarding the NDA for XIPERE, indicating that their review was complete and the NDA was not ready for approval in its present form. In its CRL, the FDA requested additional stability data for the triamcinolone acetonide suspension and re-inspection of the drug manufacturer, among other things.

In November 2019, we were informed by our CMO for XIPERE that the FDA requested that the manufacturer complete certain manufacturing activities not specifically related to XIPERE within its facility. The CMO has informed us that these manufacturing activities continue to impact the timing of its production. Although extensive progress has been made, there remain unresolved issues affecting the proper functioning of the CMO’s filling line equipment which must be resolved in order to produce the stability batches to generate the data necessary for the resubmission of the NDA for XIPERE. As a result, and due in part to COVID-19 related challenges that have impacted work schedules, the CMO has informed us that there will be a delay in completing the necessary corrective action. Based on this current information, we expect to resubmit the NDA for XIPERE in the fourth quarter of 2020.

The timeline for resolution of the issues affecting the CMO’s ability to complete the activities necessary to produce the stability batches which are required for the resubmission of the NDA for XIPERE is uncertain, and the CMO may be unable to resolve these issues. As a result, the timing of regulatory approval for XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States. If we do not obtain regulatory approval for XIPERE or are further delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

COVID-19 could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders and employer restrictions related to COVID-19 may adversely impact our business operations and the business operations. For example, our CMO for XIPERE is limiting daily operations with more restricted work schedules and other limitations and precautions needed to protect its employees which has contributed to delays in completing the requalification activities within its facility that are necessary to produce the required stability batches to generate the data necessary for the resubmission of the NDA for XIPERE. As a result of these delays, we now expect to resubmit the XIPERE NDA in the fourth quarter of 2020.

In addition, our clinical trials and those of our licensing partners may be affected by the COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability, or that of our licensing partners, to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may be impaired, which could adversely impact our clinical trial operations or those of our licensing partners and, as a result, negatively affect our ability to receive regulatory and development milestones under our license agreements.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts and those of our licensing partners will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 20, 2020, we received proceeds of $1.0 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments.  The PPP Loan matures on April 20, 2022 and bears annual interest at a rate of 1.0%. Commencing November 20, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 20, 2022 any principal amount outstanding on the PPP Loan as of October 20, 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations.  We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act.  The certification described above does not contain any objective criteria and is subject to interpretation.  However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith.  The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety.  In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*#	Consent and Fifth Amendment to Second Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated as of March 11, 2020.

10.2*#	License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of March 10, 2020.

10.3

Separation Agreement, by and between the Registrant and Brion Raymond, dated as of January 3, 2020 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783) filed with the SEC on March 13, 2020).

10.4

Consulting and Independent Contractor Agreement, by and between the Registrant and Brion Raymond, dated as of January 3, 2020 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783) filed with the SEC on March 13, 2020).

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

Clearside Biomedical, Inc.

Date: May 8, 2020	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)