Form 10-Q
period 2020-06-30
Clearside Biomedical, Inc.
filed 2020-08-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 46,342,219 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,071	$22,595
Prepaid expenses	595	1,139
Other current assets	611	1,485
Total current assets	16,277	25,219
Property and equipment, net	506	541
Operating lease right-of-use asset	595	656
Restricted cash	360	360
Total assets	$17,738	$26,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,698	$1,280
Accrued liabilities	1,634	2,930
Current portion of long-term debt	495	1,333
Current portion of operating lease liabilities	366	360
Deferred revenue	5,000	5,000
Total current liabilities	9,193	10,903
Long-term debt	496	3,819
Operating lease liabilities	762	897
Total liabilities	10,451	15,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 46,274,970 and 44,413,372 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	46	44
Additional paid-in capital	253,563	248,770
Accumulated deficit	(246,322)	(237,657)
Total stockholders’ equity	7,287	11,157
Total liabilities and stockholders’ equity	$17,738	$26,776

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License and other revenue	$354	$45	$4,451	$90
Operating expenses:
Research and development	3,300	658	7,111	11,625
General and administrative	2,611	5,004	5,733	9,388
Total operating expenses	5,911	5,662	12,844	21,013
Loss from operations	(5,557)	(5,617)	(8,393)	(20,923)
Other expense	(197)	(117)	(272)	(215)
Net loss	$(5,754)	$(5,734)	$(8,665)	$(21,138)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.15)	$(0.19)	$(0.59)
Weighted average shares outstanding — basic and diluted	45,214,500	37,636,053	44,984,005	35,899,777

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three and Six Months Ended June 30, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	45	250,963	(240,568)	10,440
Issuance of common shares under at-the-market sales agreement	800,170	1	1,606	—	1,607
Vesting of restricted stock units	512,550	—	—	—	—
Exercise of stock options	58,333	—	72	—	72
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Share-based compensation expense	—	—	891	—	891
Net loss	—	—	—	(5,754)	(5,754)
Balance at June 30, 2020	46,274,970	$46	$253,563	$(246,322)	$7,287

	Three and Six Months Ended June 30, 2019
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$23,620
Issuance of common shares under at-the-market sales agreement	4,660,966	5	6,622	—	6,627
Exercise of stock options	2,727	—	1	—	1
Share-based compensation expense	—	—	1,247	—	1,247
Net loss	—	—	—	(15,404)	(15,404)
Balance at March 31, 2019	36,782,920	37	238,345	(222,291)	16,091
Issuance of common shares under at-the-market sales agreement	945,974	1	1,272	—	1,273
Exercise of stock options	17,252	—	15	—	15
Share-based compensation expense	—	—	1,256	—	1,256
Net loss	—	—	—	(5,734)	(5,734)
Balance at June 30, 2019	37,746,146	$38	$240,888	$(228,025)	$12,901

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(8,665)	$(21,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	107
Share-based compensation expense	1,892	2,503
Non-cash interest expense	59	93
Accretion of debt discount	129	31
Amortization and accretion on available-for-sale investments, net	—	(115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,418	347
Other assets and liabilities	(68)	164
Accounts payable and accrued liabilities	(878)	(4,702)
Net cash used in operating activities	(6,023)	(22,710)
Investing activities
Maturities of available-for-sale investments	—	32,950
Acquisition of property and equipment	(55)	(25)
Net cash (used in) provided by investing activities	(55)	32,925
Financing activities
Proceeds from long-term debt	991	—
Payments made on long-term debt	(5,340)	—
Proceeds from at-the-market sales agreement, net of issuance costs	2,800	7,900
Proceeds from exercise of stock options	72	1
Proceeds from shares issued under employee stock purchase plan	31	15
Net cash (used in) provided by financing activities	(1,446)	7,916
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,524)	18,131
Cash, cash equivalents and restricted cash, beginning of period	22,955	8,403
Cash, cash equivalents and restricted cash, end of period	$15,431	$26,534

Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2020	2019
Cash and cash equivalents	$15,071	$26,174
Restricted cash	360	360
Cash, cash equivalents and restricted cash at end of period	$15,431	$26,534

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. The Company’s proprietary SCS Microinjector targets the suprachoroidal space and offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. This suprachoroidal space injection is an inherently flexible, in-office, non-surgical procedure, intended to provide targeted delivery to the site of disease and to work with both established and new formulations of medications, as well as future therapeutic innovations, such as gene therapy. Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities primarily consist of developing product and technology rights and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company receives regulatory approval of and successfully commercializes its product candidates, either on its own or with a third party. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $15.1 million as of June 30, 2020. The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain regulatory approval to sell, and then generate significant revenue from commercializing its lead product candidate, XIPERE (triamcinolone acetonide suprachoroidal injectable suspension) with its licensees. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2020, statements of operations for the three and six months ended June 30, 2020 and 2019, statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020, its results of its operations for the three and six months ended June 30, 2020 and 2019, its changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the six months ended June 30, 2020 are not indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Effects of COVID-19

The COVID-19 pandemic is expected to continue to result in a global slowdown of economic activity. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2020	December 31, 2019
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	121
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,138
Less: Accumulated depreciation		(687)	(597)
		$506	$541

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued research and development	$280	$359
Accrued employee costs	679	1,530
Accrued severance	321	751
Accrued professional fees	24	58
Accrued expense	330	232
	$1,634	$2,930

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

 The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under the first amended and restated loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million under the 2nd A&R Loan Agreement, the Company elected not to draw $5.0 million and the other $5.0 million was not available for draw.

On October 18, 2019, the Company entered into an amendment to the 2nd A&R Loan Agreement with the Lenders. Pursuant to the amendment, the Company repaid $5.0 million of the outstanding principal balance of the $10.0 million term loan. The Company did not pay any final payment or termination fees in connection with the $5.0 million prepayment. In addition, the Company and the Lenders agreed to modify the term loan repayment schedule. As amended, the term loan repayment schedule provided for interest only payments through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company had the option to prepay the outstanding balance in full, subject to a prepayment fee. The borrowings under the 2nd A&R Loan Agreement were secured by substantially all of the Company’s assets.

On May 7, 2020, due to various restrictions and other limiting covenants of the 2nd A&R Loan Agreement, the Company elected to prepay in full the outstanding $5.0 million principal balance, plus $0.3 million reflecting the final payment fee and accrued interest. The prepayment fees were waived by the lender.

Interest expense on the borrowings under the loan agreements described above was $42,000 and $227,000 for the three months ended June 30, 2020 and 2019, respectively, and $147,000 and $452,000 for the six months ended June 30, 2020 and 2019, respectively. Accretion of the final payment was $49,000 and $47,000 for the three months ended June 30, 2020 and 2019, respectively, and $59,000 and $93,000 for the six months ended June 30, 2020 and 2019, respectively. Accretion of the deferred debt issuance costs was $108,000 and $16,000 for the three months ended June 30, 2020 and 2019, respectively, and $129,000 and $31,000 for the six months ended June 30, 2020 and 2019, respectively.

6. CARES Act Paycheck Protection Program Loan

On April 20, 2020, the Company entered into a loan agreement with Silicon Valley Bank (the “PPP Lender”) under the terms of which the PPP Lender made a loan to the Company in an aggregate principal amount of $1.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (the “Note”) containing the terms and conditions for repayment of the PPP Loan.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal amount at the rate of 1.0% per annum. The term of the Note is until April 2022, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, as described below, the Company would be obligated to make equal monthly payments of principal and interest, beginning in October 2020 and continuing until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a portion of the PPP Loan based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount has been used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs will qualify for forgiveness. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the full amount, although there can be no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including (i) failing to make a payment when due under the Note, (ii) failure to do anything required by the Note or any other loan document, (iii) defaults of any other loan with the PPP Lender, (iv) failure to disclose any material fact or making a materially false or misleading representation to the PPP Lender or U.S. Small Business Administration (“SBA”), (v) default on any loan or agreement with another creditor, if the PPP Lender believes the default may materially affect the Company’s ability to pay the Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the PPP Lender believes may materially affect the Company’s ability to pay the Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the PPP Lender’s prior written consent, or (x) becoming the subject of a civil or criminal action that the PPP Lender believes may materially affect the Company’s ability to pay the Note. Upon the occurrence of an event of default, the PPP Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

As of June 30, 2020, in connection with the PPP Loan, the Company recorded $0.5 million in short-term debt and $0.5 million in long-term debt.

7. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2020 and December 31, 2019, there were 46,274,970 and 44,413,372 shares of common stock outstanding, respectively.

8. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 6.25 years as of June 30, 2020.

9. Share-Based Compensation

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$286	$361	$592	$823
General and administrative	379	848	792	1,623
Total	$665	$1,209	$1,384	$2,446

The following table summarizes the activity related to stock options during the six months ended June 30, 2020:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2019	4,104,450	$4.63
Granted	1,100,250	2.31
Exercised	(58,333)	1.24
Forfeited	(111,666)	6.00
Options outstanding at June 30, 2020	5,034,701	4.13

Options exercisable at December 31, 2019	2,452,764	5.44

Options exercisable at June 30, 2020	2,875,340	5.02

As of June 30, 2020, the Company had $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees from the 2016 Plan. The shares underlying the RSU awards have vesting terms of one to four years from the date of grant subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances.

The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table summarizes the activity related to RSUs during the six months ended June 30, 2020:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2019	1,269,300	$0.87
Granted	486,000	2.39
Vested	(512,550)	1.08
Forfeited	(6,700)	0.91
Non-vested RSUs outstanding at June 30, 2020	1,236,050	1.38

The Company recorded $0.2 million and $45,000 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $45,000 for the six months ended June 30, 2020 and 2019, respectively, for the RSUs. As of June 30, 2020, the Company had $1.3 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. The Company recorded $3,000 of share-based compensation expense for each of the three months ended June 30, 2020 and 2019, and $6,000 and $13,000 for the six months ended June 30, 2020 and 2019, respectively, in the statements of operations for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period. During the six months ended June 30, 2020, the Company issued 35,359 shares of common stock purchased under the 2016 ESPP.

10. Commitments and Contingencies

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

June 30, 2020
Operating lease right-of-use asset	$595

Liabilities
Current portion of operating lease liabilities	$366
Operating lease liabilities	762
Total operating lease liabilities	$1,128

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2020, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 3.25 years.

Minimum lease payments were as follows at June 30, 2020 (in thousands):

Year Ending December 31,
2020	191
2021	392
2022	407
2023	316
Total minimum lease payments	1,306
Less imputed interest	(178)
Total operating lease liabilities	$1,128

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 and $100,000 for the three months ended June 30, 2020 and 2019, respectively, and $123,000 and $200,000 for the six months ended June 30, 2020 and 2019, respectively. Variable lease cost was $24,000 and $44,000 for the three months ended June 30, 2020 and 2019, respectively, and $47,000 and $86,000 for the six months ended June 30, 2020 and 2019, respectively. Short-term lease cost was $4,000 for each of the three months ended June 30, 2020 and 2019, and $8,000 and $9,000 for the six months ended June 30, 2020 and 2019, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $187,000 and $257,000 for the six months ended June 30, 2020 and 2019, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

11. License and Other Agreements

Bausch License Agreement Amendment

On April 27, 2020, the Company and Bausch Health Ireland Limited (“Bausch”) entered into an amendment (the “Amendment”) to the Company’s License Agreement with Bausch dated October 22, 2019 (as amended, the “Bausch License Agreement”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE, the Company’s proprietary suspension of the corticosteroid triamcinolone acetonide formulated for administration to the back of the eye using the Company’s proprietary microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products”; and together with XIPERE, “Products”), subject to specified exceptions, in the United States and Canada (the “Original Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.  Pursuant to the Amendment, the Company has granted Bausch an exclusive option (the “Option”) to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions: (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico (such regions, the “Additional Regions” and together with the Original Territory, the “Territory”). The Option may be exercised any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

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

During the term of the Bausch License Agreement, and in the Territory, the Company has agreed not to (i) develop or commercialize XIPERE alone or in combination with an Other Device (as defined in the Bausch License Agreement) in the licensed field, (ii) develop or commercialize any corticosteroid with the Device or an Other Device in the licensed field, (iii) develop or commercialize the Device or an Other Device with any active pharmaceutical ingredient for non-infectious uveitis or macular edema associated with non-infectious uveitis, including with any Other Drug (as defined in the Bausch License Agreement, which are restricted to those steroids, corticosteroids and non-steroidal anti-inflammatory drugs specifically identified in the Bausch License Agreement), (iv) develop or commercialize any Other Drug in combination with the Device and (v) commercialize any Other Device for achieving non-surgical access to the suprachoroidal space where such device is sold as a stand-alone product, subject to specified exceptions.  The Bausch License Agreement will expire upon expiration of the royalty terms for all Products and countries in the Territory, with each royalty term for a given Product and country ending on the latest of (i) the date of expiration of the last-to-expire valid claim of any licensed patent rights covering such Product in such country in the Territory, (ii) the date of the loss of regulatory exclusivity for such Product in such country in the Territory, or (iii) ten years from the later of the first sale of such Product in such country in the Territory.  For a specified period of time, Bausch may terminate the Bausch License Agreement immediately and have the Upfront Payment refunded if the U.S. Food and Drug Administration (the “FDA”) has not approved the Company’s New Drug Application (“NDA”) for XIPERE by August 31, 2021.  Following the payment of the Pre-Launch Milestone Payments, Bausch may also terminate the Bausch License Agreement for convenience upon 180 days’ written notice.  In addition, the Company can terminate the Bausch License Agreement if Bausch commences a legal action challenging the validity, enforceability or scope of any of the licensed patents.  If the FDA requires an additional clinical trial prior to approving the NDA for XIPERE and the Company notifies Bausch that the Company will not conduct the trial at the Company’s expense, then Bausch may terminate the Bausch License Agreement and have the Upfront Payment refunded within 60 days of the receipt of such notice from the Company.  Both parties may terminate the Bausch License Agreement (i) upon a material breach of the Bausch License Agreement, subject to a specified cure period and specified exceptions, or (ii) if the other party encounters bankruptcy or insolvency.  Upon termination (other than for a material breach by or bankruptcy or insolvency event of the Company), all licenses and other rights granted by the Company to Bausch pursuant to the Bausch License Agreement would revert to the Company.

The Company is responsible for all development expenses for XIPERE in the Original Territory until the NDA is approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA. The Company is also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the complete response letter issued on October 18, 2019 related to the NDA and any subsequent complete response letter related to the NDA (the “CRL-related expenses”). If XIPERE is approved by the FDA, Bausch will be responsible for all expenses following such approval; provided that the Company will be responsible for the CRL-related expenses and for half of the costs of any post-approval clinical trials required by the FDA, up to a specified maximum amount.

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

Pursuant to the Arctic License Agreement, Arctic Vision has agreed to pay the Company up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. As of March 31, 2020, the Company had completed its performance obligations related to the upfront payment and recognized license revenue of $4.0 million during the three months ended March 31, 2020.

Other

The Company has periodically entered into other short-term agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $0.2 million and $45,000 of revenue from these agreements during the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $90,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company’s material financial instruments at June 30, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2020 and the year ended December 31, 2019.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$15,071	$—	$—	$15,071
Restricted cash money market	360	—	—	360
Total financial assets	$15,431	$—	$—	$15,431

	December 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$22,595	$—	$—	$22,595
Restricted cash money market	360	—	—	360
Total financial assets	$22,955	$—	$—	$22,955

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss per share gives effect to all dilutive potential shares of common stock outstanding during this period. For all periods presented, the Company’s potential common stock equivalents, which included stock options, restricted stock units and stock purchase warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented. The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding stock options	5,034,701	4,581,970	5,034,701	4,581,970
Non-vested restricted stock units	1,236,050	485,900	1,236,050	485,900
Stock purchase warrants	29,796	29,796	29,796	29,796
	6,300,547	5,097,666	6,300,547	5,097,666

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

The SCS injection is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery of established and new formulations of medications, as well as future therapeutic innovations such as gene therapy, to the site of disease.

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

In August 2020, we secured a new contract manufacturing organization, or CMO, to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization. Our prior CMO recently notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they are uncertain about being prepared for an FDA pre-approval inspection on our timeline.  Given our previously disclosed delays, we had begun evaluating alternative manufactures.  In connection with the engagement of the new CMO, the technology underlying the manufacturing process is being transferred so that they can begin generating the data required by the FDA. As a result, we expect to resubmit the XIPERE NDA no later than the first half of 2021.

After evaluation of our prior work and based on recently presented data in the scientific community, we have decided to advance our proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX, into further preclinical development. In our internal preclinical studies, CLS-AX, delivered through suprachoroidal injection, was well tolerated and showed durability over several months, providing us with the opportunity to potentially reduce treatment burden and address a primary need for wet AMD patients.  In July 2020, we submitted an Investigational New Drug application, or IND, to the FDA for CLS-AX. The FDA recently accepted our IND for CLS-AX and we expect to initiate a Phase 1/2a clinical trial of CLS-AX in patients with wet AMD by the end of 2020. The Phase 1/2a clinical trial is expected to be an open-label, dose-escalation study to assess the safety and tolerability of single doses of CLS-AX administered through suprachoroidal injection following two or more prior treatments with an intravitreal anti-VEGF agent.  We expect to report initial safety data from this trial in mid-2021.

Our preclinical proof-of-concept studies utilizing suprachoroidal delivery of marker genes using DNA nanoparticles have shown the potential for suprachoroidal administration to deliver genes. We are conducting additional preclinical work with SCS delivery of therapeutic transgenes in some inherited retinal disorders.  We have also commenced a therapeutic biofactory program which will entail the suprachoroidal administration of non-viral vector gene therapy for retinal diseases.  This program is designed to cause the expression and secretion of an anti-VEGF therapeutic protein from retinal cells.

In addition, we have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension that will initially be focused on diabetic macular edema.  Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis, and integrin inhibition was recently validated in preclinical models and early clinical studies of diabetic macular edema and macular degeneration.  Accordingly, given the unique mechanism of action, integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents, and/or secondary therapy in refractory cases of diabetic macular edema and macular degeneration.  Moreover, due to its potential to address the pathologic processes in diabetic macular edema and macular degeneration, we are planning a series of additional preclinical studies with our suprachoroidally administered integrin inhibitor suspension.

The current development status of our pipeline is summarized in the chart below:

In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space.

Bausch Health, or Bausch, is our commercialization partner for XIPERE in the United States and Canada. In April 2020, we granted Bausch an exclusive option, or the Option, to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions:  (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico, or collectively the Additional Regions, in exchange for Bausch extending the deadline by which we must obtain regulatory approval for XIPERE in the United States. The Option may be exercised as to any or all of the Additional Regions any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

In March 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Artic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea.

Our clinical development partners, including REGENXBIO in AAV viral vector gene therapy and Aura Biosciences in ocular cancer, continue to make progress in their programs utilizing our SCS Microinjector. REGENXBIO announced their Phase 2 clinical trial for the treatment of wet AMD is active and they also expect to initiate a Phase 2 clinical trial for the treatment of diabetic retinopathy in the second half of 2020. Aura expects to initiate a Phase 2 clinical trial for the treatment of choroidal melanoma during the third quarter of 2020.

The current development status of our pipeline with third parties, is summarized in the chart below:

We have incurred net losses since our inception in May 2011. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials and other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2020, we had an accumulated deficit of $246.3 million. We recorded net losses of $5.8 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively, and net losses of $8.7 million and $21.1 million for the six months ended June 30, 2020 and 2019, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary solutions to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates with our licensees. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to discover, research and develop additional product candidates and conduct various preclinical and clinical activities to further our pipeline programs. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund our planned operations into the second quarter of 2021.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three and six months ended June 30, 2020 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2020. We continue to operate normally with the exception of enabling our employees to work from home and abiding by travel restrictions issued by federal and local governments.

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

The following table shows our research and development expenses by program, including those that have been discontinued, for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
XIPERE (uveitis program)	$654	$519	$1,267	$1,702
XIPERE (RVO program)	53	(2,622)	70	4,180
CLS-AX (wet AMD program)	566	—	951	—
Total	1,273	(2,103)	2,288	5,882
Unallocated	2,027	2,761	4,823	5,743
Total research and development expense	$3,300	$658	$7,111	$11,625

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include, among others:

•	the costs associated with process development, scale-up and manufacturing of XIPERE and the SCS Microinjector in support of filings for regulatory approval;
•	the number of trials required for approval and any requirement for extension trials;
•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the potential impact of the COVID-19 pandemic on the enrollment in, and timing of, our clinical trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2020.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$354	$45	$309
Operating expenses:
Research and development	3,300	658	2,642
General and administrative	2,611	5,004	(2,393)
Total operating expenses	5,911	5,662	249
Loss from operations	(5,557)	(5,617)	60
Other expense	(197)	(117)	(80)
Net loss	$(5,754)	$(5,734)	$(20)

Revenue. In the three months ended June 30, 2020, we recognized $0.2 million of revenue associated with our license agreements. In addition, in the three months ended June 30, 2020 and 2019, we recognized $0.2 million and $45,000 of revenue associated with other agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense increased by $2.6 million, from $0.7 million for the three months ended June 30, 2019 to $3.3 million for the three months ended June 30, 2020. This was primarily attributable to a one-time credit of $2.6 million during the three months ended June 30, 2019 upon reconciliation of final trial costs for the two late-stage clinical trials, SAPPHIRE and TOPAZ, that were part of our RVO program that has been discontinued. Additionally, there was a $0.7 million decrease in expenses in costs for preclinical work on potential product candidates and a $0.3 million decrease in employee-related costs. These decreases were offset by a $0.5 million increase in costs related to device and drug manufacturing primarily for CLS-AX.

General and administrative. General and administrative expenses decreased by $2.4 million, from $5.0 million for the three months ended June 30, 2019 to $2.6 million for the three months ended June 30, 2020. This was primarily attributable to a decrease of $1.2 million in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercializing XIPERE on our own, a decrease of $0.2 million in professional fees, and a decrease of $1.1 million in employee-

related costs due to expenses incurred in the prior year related to the departure of our former chief executive officer. These decreases were partially offset by an increase of $0.1 million in directors and officers insurance premiums.

Other expense. Other expense for each of the three months ended June 30, 2020 and 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$4,451	$90	$4,361
Operating expenses:
Research and development	7,111	11,625	(4,514)
General and administrative	5,733	9,388	(3,655)
Total operating expenses	12,844	21,013	(8,169)
Loss from operations	(8,393)	(20,923)	12,530
Other expense	(272)	(215)	(57)
Net loss	$(8,665)	$(21,138)	$12,473

Revenue. In the six months ended June 30, 2020, we recognized $4.3 million of revenue associated with our license agreements, primarily as a result of the upfront payment from Arctic Vision in March 2020. In addition, in the six months ended June 30, 2020 and 2019, we recognized $0.2 million and $90,000, respectively, of revenue associated with other agreements.

Research and development. Research and development expense decreased by $4.5 million, from $11.6 million for the six months ended June 30, 2019 to $7.1 million for the six months ended June 30, 2020. This decrease was primarily attributable to the $4.1 million in costs incurred during the six months ended June 30, 2019 to close down the SAPPHIRE and TOPAZ trials. Additionally, there was a $0.8 million decrease in employee-related costs between the periods. These decreases were partially offset by a $0.5 million increase in costs related to device and drug manufacturing, primarily for CLS-AX.

General and administrative. General and administrative expenses decreased by $3.7 million, from $9.4 million for the six months ended June 30, 2019 to $5.7 million for the six months ended June 30, 2020. This decrease was primarily attributable to a $2.5 million reduction in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercializing XIPERE on our own and a decrease of $1.2 million of employee-related costs due to expenses incurred in the prior year related to the departure of our former chief executive officer.

Other expense. Other expense for each of the six months ended June 30, 2020 and 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement, offset in part by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of June 30, 2020, we had cash and cash equivalents of $15.1 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2020, our funds were held in cash and money market funds.

On April 20, 2020, we entered into a loan agreement with Silicon Valley Bank under the terms of which Silicon Valley bank loaned us $1.0 million, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we have used the proceeds primarily for payroll costs and other eligible expenses. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we intend to apply for forgiveness for the full amount of the PPP Loan, in which case we would not be required to repay the principal amount or accrued interest.

On March 10, 2020, we entered into the Arctic License Agreement. Pursuant to the Arctic License Agreement, we granted an exclusive license to Artic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in the Arctic Territory. Pursuant to the Arctic License Agreement, Arctic Vision has agreed to pay us up to a total of $35.5 million.

This amount includes an upfront payment of $4.0 million, which we received in March 2020, as well as an aggregate of up to $31.5 million in potential development milestone payments for specified events prior to and including receipt of regulatory approval of XIPERE in the United States and potential sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions.

In October 2019, we received $5.0 million pursuant to the Bausch License Agreement.

We previously entered into a loan and security agreement with Silicon Valley Bank and MidCap Financial Services, or collectively the Lenders, under which we borrowed $10.0 million in May 2018. In October 2019, we repaid $5.0 million of the outstanding principal balance. Under the loan agreement, we were required to pay accrued interest only on the $5.0 million remaining outstanding balance through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We had the option to prepay the outstanding balance in full, subject to a prepayment fee. In May 2020, we elected to prepay in full the outstanding $5.0 million principal balance, plus $0.3 million reflecting a final payment fee and accrued interest. The prepayment fees were waived by the lenders.

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the three and six months ended June 30, 2020, we sold 0.8 million and 1.3 million shares, respectively, of our common stock for net proceeds of $1.6 million and $2.8 million, respectively, under the ATM agreement. As of June 30, 2020, there was $36.5 million available for sales of our common stock under the ATM agreement.

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

If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, including any future collaboration or licensing arrangement for XIPERE outside of the territories in which we have previously licensed or granted options to license XIPERE, we may be required to relinquish additional rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We also incur costs as a public company, including costs and expenses for fees to members of our board of directors, accounting and finance personnel costs, directors and officers insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant revenue from XIPERE. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. We have plans to mitigate this going concern risk, which primarily consist of raising additional capital, potentially in a combination of equity or debt financings, and the expected receipt of future milestone payments under our license agreements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. This estimate gives effect to additional development milestone payments we expect to receive under our license agreements. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,023)	$(22,710)
Investing activities	(55)	32,925
Financing activities	(1,446)	7,916
Net change in cash and cash equivalents	$(7,524)	$18,131

During the six months ended June 30, 2020 and 2019, our operating activities used net cash of $6.0 million and $22.7 million, respectively. The use of cash in each period primarily resulted from our net losses. The decrease in net loss to $8.7 million for the six months ended June 30, 2020 as compared to $21.1 million for the six months ended June 30, 2019 was primarily attributable to lower research and development expenses as a result of the discontinuation of the SAPPHIRE and TOPAZ trials and ceasing of commercialization activities in 2019. The six months ended June 30, 2019 also included a net cash outflow of $4.6 million primarily from the decrease in our accounts payable balance during that period, which was the result of payments for the winding down of the clinical trials.

During the six months ended June 30, 2020, our net cash used in investing activities was $55,000 for the purchase of equipment. During the six months ended June 30, 2019, our net cash provided by investing activities was $32.9 million primarily due to maturities of short-term, available-for-sale investments.

During the six months ended June 30, 2020 our net cash used in financing activities was $1.4 million. This consisted of the full prepayment of the remaining $5.3 million owed under our credit facility, partially offset by $2.8 million of net proceeds from the sale of shares of common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan. During the six months ended June 30, 2019, our net cash provided by financing activities was $7.9 million, almost exclusively consisting of net proceeds from the sale of shares of common stock under the ATM agreement.

Contractual Obligations

As of June 30, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Annual Report on Form 10-K, except for the May 2020 prepayment in full of amounts outstanding under the Loan Agreement described above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $15.1 million and $22.6 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. However, we continue to monitor and assess the potential impact of the COVID-19 pandemic on our control environment.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. These risks could be amplified by the COVID-19 pandemic and its potential impact on the global economy generally and our business and industry in particular. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020. Except as described below, there have been no material changes to the risk factors described in that report.

We have secured a new contract manufacturer for XIPERE to produce data necessary for the resubmission of our NDA for XIPERE. As a result, the timing of regulatory approval for XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States.

We have secured a new manufacturing partner for XIPERE.  Our prior CMO recently notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they are uncertain about being fully prepared for an FDA pre-approval inspection on our timeline.  Given our previously disclosed delays, we had begun evaluating alternative manufactures.  In August 2020, we engaged a new CMO to manufacture the registration batches of XIPERE for the resubmission of our NDA.

In connection with the engagement of the new CMO, the technology underlying the manufacturing process is being transferred to the new CMO so that they can begin generating the data required by the FDA.

The timeline for the CMO’s ability to complete the necessary activities is uncertain, and the CMO may be unable to timely complete the technology transfer, implement the manufacturing processes or generate the needed data. While we believe, based on information received from the new CMO, that we will be able resubmit the NDA no later than the first half of 2021, we cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for XIPERE.  In addition, the FDA could require supplemental data or information from the new CMO, particularly if the FDA inspects the new CMO’s facilities.  As a result, the timing of regulatory approval for XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States. If we do not obtain regulatory approval for XIPERE or are further delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

COVID-19 could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in continuing travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country that, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of the executive orders and our work-from-home policies may negatively impact employee productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines and similar government orders and employer restrictions related to COVID-19 may adversely impact our business operations and the business operations of third parties on which we rely. In addition, our clinical trials and those of our licensing partners may be affected by the COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability, or that of our licensing partners, to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may be impaired, which could adversely impact our clinical trial operations or those of our licensing partners and, as a result, negatively affect our ability to receive regulatory and development milestones under our license agreements.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. If we are delayed in receiving FDA approval for XIPERE, or we are unable to maintain our partnership with Bausch, or if Bausch fails to successfully commercialize XIPERE, our business and prospects will be materially harmed.

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

In addition, Bausch may terminate the License Agreement immediately and have the upfront payment of $5.0 million refunded if the FDA has not approved the XIPERE NDA by August 31, 2021.  Based upon our current expectations, we expect that the FDA may not have approved the XIPERE NDA by such date.  Therefore, if we are not able to enter into an amendment to the License Agreement or obtain a waiver from Bausch, it is possible that Bausch could terminate the License Agreement and that we would be required to refund the initial $5.0 million upfront payment. If this were to occur, our business prospects would be materially harmed, and we would need to seek a new partner to commercialize XIPERE in the United States and Canada and the Additional Regions.

We may not be entitled to forgiveness of our PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of $1.0 million from a loan under the PPP of the CARES Act, which we have used to retain employees, maintain payroll and make lease and utility payments as contemplated by the CARES Act.  We intend to apply for forgiveness of the full amount of the PPP Loan from the U.S. Small Business Administration, or SBA, as permitted by its terms. While the SBA has issued some guidance around the forgiveness of PPP loans, there remains uncertainty about the timing and process for obtaining forgiveness.  We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. We cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to obtain the PPP Loan, we were required to certify, among other things, that the economic uncertainty presented by the COVID-19 pandemic made the PPP Loan request necessary to support our ongoing operations.  We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and we believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan was consistent with the objectives of the PPP.  However, the certification described above does not contain any objective criteria and is subject to interpretation.  For example, the SBA issued guidance stating that it was unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith.  The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that applied to us in connection with the PPP Loan, such as the False Claims Act, or if it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and we could be required to repay the PPP Loan in its entirety.  In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*#	First Amendment to License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of April 27, 2020.

10.2*	Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Thomas Ciulla, dated as of June 24, 2019.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: August 10, 2020	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)