Form 10-Q
period 2020-09-30
Clearside Biomedical, Inc.
filed 2020-11-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 48,353,952 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,839	$22,595
Prepaid expenses	1,174	1,139
Other current assets	9	1,485
Total current assets	16,022	25,219
Property and equipment, net	460	541
Operating lease right-of-use asset	563	656
Restricted cash	360	360
Total assets	$17,405	$26,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$909	$1,280
Accrued liabilities	1,322	2,930
Current portion of long-term debt	606	1,333
Current portion of operating lease liabilities	370	360
Deferred revenue	5,000	5,000
Total current liabilities	8,207	10,903
Long-term debt	385	3,819
Operating lease liabilities	689	897
Total liabilities	9,281	15,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 48,227,442 and 44,413,372 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	48	44
Additional paid-in capital	256,831	248,770
Accumulated deficit	(248,755)	(237,657)
Total stockholders’ equity	8,124	11,157
Total liabilities and stockholders’ equity	$17,405	$26,776

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License and other revenue	$3,432	$141	$7,883	$231
Operating expenses:
Research and development	3,490	2,728	10,601	14,353
General and administrative	2,374	3,781	8,107	13,169
Total operating expenses	5,864	6,509	18,708	27,522
Loss from operations	(2,432)	(6,368)	(10,825)	(27,291)
Other expense	(1)	(168)	(273)	(383)
Net loss	$(2,433)	$(6,536)	$(11,098)	$(27,674)
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.17)	$(0.24)	$(0.75)
Weighted average shares outstanding — basic and diluted	46,976,649	38,414,751	45,653,068	36,747,314

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three and Nine Months Ended September 30, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	45	250,963	(240,568)	10,440
Issuance of common shares under at-the-market sales agreement	800,170	1	1,606	—	1,607
Vesting of restricted stock units	512,550	—	—	—	—
Exercise of stock options	58,333	—	72	—	72
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Share-based compensation expense	—	—	891	—	891
Net loss	—	—	—	(5,754)	(5,754)
Balance at June 30, 2020	46,274,970	46	253,563	(246,322)	7,287
Issuance of common shares under at-the-market sales agreement	1,382,564	2	2,283	—	2,285
Vesting of restricted stock units	375,025	—	—	—	—
Exercise of stock options	194,883	—	144	—	144
Share-based compensation expense	—	—	841	—	841
Net loss	—	—	—	(2,433)	(2,433)
Balance at September 30, 2020	48,227,442	$48	$256,831	$(248,755)	$8,124

	Three and Nine Months Ended September 30, 2019
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$23,620
Issuance of common shares under at-the-market sales agreement	4,660,966	5	6,622	—	6,627
Exercise of stock options	2,727	—	1	—	1
Share-based compensation expense	—	—	1,247	—	1,247
Net loss	—	—	—	(15,404)	(15,404)
Balance at March 31, 2019	36,782,920	37	238,345	(222,291)	16,091
Issuance of common shares under at-the-market sales agreement	945,974	1	1,272	—	1,273
Issuance of common shares under employee stock purchase plan	17,252	—	15	—	15
Share-based compensation expense	—	—	1,256	—	1,256
Net loss	—	—	—	(5,734)	(5,734)
Balance at June 30, 2019	37,746,146	38	240,888	(228,025)	12,901
Issuance of common shares under at-the-market sales agreement	3,370,000	3	2,416	—	2,419
Vesting of restricted stock units	20,000	—	—	—	—
Exercise of stock options	13,635	—	5	—	5
Share-based compensation expense	—	—	970	—	970
Net loss	—	—	—	(6,536)	(6,536)
Balance at September 30, 2019	41,149,781	$41	$244,279	$(234,561)	$9,759

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(11,098)	$(27,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136	160
Share-based compensation expense	2,733	3,473
Non-cash interest expense	59	141
Accretion of debt discount	129	46
Amortization and accretion on available-for-sale investments, net	—	(115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,441	571
Other assets and liabilities	(105)	306
Accounts payable and accrued liabilities	(1,979)	(5,665)
Net cash used in operating activities	(8,684)	(28,757)
Investing activities
Maturities of available-for-sale investments	—	32,950
Acquisition of property and equipment	(55)	(25)
Net cash (used in) provided by investing activities	(55)	32,925
Financing activities
Proceeds from long-term debt	991	—
Payments made on long-term debt	(5,340)	—
Proceeds from at-the-market sales agreement, net of issuance costs	5,084	10,319
Proceeds from exercise of stock options	217	6
Proceeds from shares issued under employee stock purchase plan	31	15
Net cash provided by financing activities	983	10,340
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,756)	14,508
Cash, cash equivalents and restricted cash, beginning of period	22,955	8,403
Cash, cash equivalents and restricted cash, end of period	$15,199	$22,911

Reconciliation of cash, cash equivalents and restricted cash:

	September 30,
	2020	2019
Cash and cash equivalents	$14,839	$22,551
Restricted cash	360	360
Cash, cash equivalents and restricted cash at end of period	$15,199	$22,911

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

Liquidity

The Company had cash and cash equivalents of $14.8 million as of September 30, 2020. The Company has funded its operations primarily through the sale of convertible preferred stock and common stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain regulatory approval to sell, and then generate significant revenue from commercializing its lead product candidate, XIPERE™ (triamcinolone acetonide suprachoroidal injectable suspension) with its licensees. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2020, statements of operations for the three and nine months ended September 30, 2020 and 2019, statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020, its results of its operations for the three and nine months ended September 30, 2020 and 2019, its changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the nine months ended September 30, 2020 are not indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2020	December 31, 2019
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	121
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,138
Less: Accumulated depreciation		(733)	(597)
		$460	$541

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development	$110	$359
Accrued employee costs	950	1,530
Accrued severance	86	751
Accrued professional fees	32	58
Accrued expense	144	232
	$1,322	$2,930

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

As a result of the prepayment, there was no interest expense, accretion of the final payment or accretion of the deferred debt issuance costs on the borrowings under the 2nd A&R Loan Agreement described above for the three months ended September 30, 2020. Interest expense on the borrowings under the loan agreements described above was $223,000 for the three months ended September 30, 2019, and $147,000 and $676,000 for the nine months ended September 30, 2020 and 2019, respectively. Accretion of the final payment was $47,000 for the three months ended September 30, 2019, and $59,000 and $141,000 for the nine months ended September 30, 2020 and 2019, respectively. Accretion of the deferred debt issuance costs was $16,000 for the three months ended September 30, 2019, and $129,000 and $47,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal amount at the rate of 1.0% per annum. The term of the Note is until April 2022, though it may be payable sooner in connection with an event of default under the Note. The Company has applied for loan forgiveness and expects to be notified of the results in the fourth quarter of 2020. There can be no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. To the extent the loan amount is not forgiven under the PPP, as described below, the Company would be obligated to make equal monthly payments of principal and interest, beginning in November 2020 and continuing until the maturity date.

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

As of September 30, 2020, in connection with the PPP Loan, the Company recorded $0.6 million in short-term debt and $0.4 million in long-term debt.

7. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2020 and December 31, 2019, there were 48,227,442 and 44,413,372 shares of common stock outstanding, respectively.

8. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 6.0 years as of September 30, 2020.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$290	$243	$881	$1,066
General and administrative	384	543	1,176	2,166
Total	$674	$786	$2,057	$3,232

The following table summarizes the activity related to stock options during the nine months ended September 30, 2020:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2019	4,104,450	$4.63
Granted	1,100,250	2.31
Exercised	(253,216)	0.89
Forfeited	(702,041)	6.49
Options outstanding at September 30, 2020	4,249,443	3.95

Options exercisable at December 31, 2019	2,452,764	5.44

Options exercisable at September 30, 2020	2,225,536	4.97

As of September 30, 2020, the Company had $4.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2020:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2019	1,269,300	$0.87
Granted	486,000	2.39
Vested	(887,575)	0.93
Forfeited	(6,700)	0.91
Non-vested RSUs outstanding at September 30, 2020	861,025	1.67

The Company recorded $0.2 million and $45,000 of share-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, for the RSUs. As of September 30, 2020, the Company had $1.2 million of unrecognized compensation expense related to the RSUs, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. The Company recorded $17,000 and $2,000 of share-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $24,000 and $15,000 for the nine months ended September 30, 2020 and 2019, respectively, in the statements of operations for the estimated number of shares to be purchased on the next purchase date following the conclusion of the applicable reporting period. During the nine months ended September 30, 2020, the Company issued 35,359 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

September 30, 2020
Operating lease right-of-use asset	$563

Liabilities
Current portion of operating lease liabilities	$370
Operating lease liabilities	689
Total operating lease liabilities	$1,059

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2020, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 3.0 years.

Minimum lease payments were as follows at September 30, 2020 (in thousands):

Year Ending December 31,
2020	95
2021	392
2022	407
2023	316
Total minimum lease payments	1,210
Less imputed interest	(151)
Total operating lease liabilities	$1,059

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 and $100,000 for the three months ended September 30, 2020 and 2019, respectively, and $185,000 and $300,000 for the nine months ended September 30, 2020 and 2019, respectively. Variable lease cost was $24,000 and $36,000 for the three months ended September 30, 2020 and 2019, respectively, and $71,000 and $122,000 for the nine months ended September 30, 2020 and 2019, respectively. Short-term lease cost was $2,000 and $4,000 for the three months ended September 30, 2020 and 2019, respectively, and $10,000 and $13,000 for the nine months ended September 30, 2020 and 2019, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $283,000 and $389,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Other

The Company has periodically entered into other short-term agreements, generally with performance obligations of one to two months, to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company did not record any revenue from these agreements for the three months ended September 30, 2020. The Company recorded $15,000 of revenue from these agreements during the three months ended September 30, 2019, and $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company’s material financial instruments at September 30, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2020 and the year ended December 31, 2019.

The following tables summarize the fair value of financial assets that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$14,839	$—	$—	$14,839
Restricted cash money market	360	—	—	360
Total financial assets	$15,199	$—	$—	$15,199

	December 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$22,595	$—	$—	$22,595
Restricted cash money market	360	—	—	360
Total financial assets	$22,955	$—	$—	$22,955

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	4,249,443	4,192,884	4,249,443	4,192,884
Non-vested restricted stock units	861,025	1,319,300	861,025	1,319,300
Stock purchase warrants	29,796	29,796	29,796	29,796
	5,140,264	5,541,980	5,140,264	5,541,980

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

The SCS injection is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery of established and new formulations of medications, as well as therapeutic innovations such as gene therapy and viral nanoparticle conjugates, to the site of disease.

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

In August 2020, we secured a new contract manufacturing organization, or CMO, to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization. Our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being prepared for an FDA pre-approval inspection on our timeline. In connection with the engagement of the new CMO, the technology underlying the manufacturing process is being transferred so that they can begin generating the data required by the FDA. As a result, we expect to resubmit the XIPERE NDA no later than the first half of 2021. We expect the FDA will review the NDA within six months of the resubmission date.

After evaluation of our prior work and based on recently presented data in the scientific community, we have decided to advance our proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX, into further preclinical development. In our internal preclinical studies, CLS-AX, delivered through suprachoroidal injection, was well tolerated and showed durability over several months, providing us with the opportunity to potentially reduce treatment burden and address a primary need for wet AMD patients.  In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. We expect to initiate a Phase 1/2a clinical trial of CLS-AX in patients with wet AMD by the end of 2020. The Phase 1/2a clinical trial is expected to be an open-label, dose-escalation study to assess the safety and tolerability of single doses of CLS-AX administered through suprachoroidal injection following two or more prior treatments with aflibercept, an intravitreal anti-VEGF agent.  We expect to report initial safety data from this trial in mid-2021.

Our preclinical proof-of-concept studies utilizing suprachoroidal delivery of marker genes using DNA nanoparticles have shown the potential for suprachoroidal administration to deliver genes. We are conducting additional preclinical work with SCS delivery of therapeutic transgenes. We have commenced a therapeutic biofactory program which will entail the suprachoroidal administration of non-viral vector gene therapy for retinal diseases. This program is designed to cause the expression and secretion of an anti-VEGF therapeutic protein from retinal cells.

In addition, we have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Importantly, integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration. Accordingly, given the unique mechanism of action, integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents, and/or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. We believe that suprachoroidal delivery of an integrin inhibitor suspension may provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. We expect our first set of data from these preclinical studies in the first half of 2021.

The current development status of our pipeline of product candidates that are not currently the subject of collaborations with third parties is summarized in the chart below:

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

Our clinical development partners, including REGENXBIO in AAV viral vector gene therapy and Aura Biosciences in ocular cancer, continue to make progress in their programs utilizing our SCS Microinjector. REGENXBIO initiated their Phase 2 clinical trial, entitled AAVIATE, for the treatment of wet AMD. They also expect to initiate a Phase 2 clinical trial, entitled ALTITUDE, for the treatment of diabetic retinopathy by the end of 2020. Aura initiated a Phase 2 clinical trial for the treatment of choroidal melanoma during the third quarter of 2020.

The current development status of our pipeline licensed to or otherwise being developed in collaboration with third parties, is summarized in the chart below:

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials and other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of September 30, 2020, we had an accumulated deficit of $248.8 million. We recorded net losses of $2.4 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively, and net losses of $11.1 million and $27.7 million for the nine months ended September 30, 2020 and 2019, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates with our licensees. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to discover, research and develop additional product candidates and conduct various preclinical and clinical activities to further our pipeline programs. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund our planned operations into the third quarter of 2021.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three and nine months ended September 30, 2020 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2020. We continue to operate normally with the exception of enabling our employees to work from home and abiding by travel restrictions issued by federal and local governments.

As the COVID-19 pandemic continues, we may experience other disruptions that could severely impact our business, results of operations and prospects. The extent to which COVID-19 may impact our business, preclinical development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The following table shows our research and development expenses by program, including those that have been discontinued, for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
XIPERE (uveitis program)	$781	$427	$2,048	$2,129
XIPERE (RVO program)	1	118	71	4,298
CLS-AX (wet AMD program)	478	—	1,429	—
Total	1,260	545	3,548	6,427
Unallocated	2,230	2,183	7,053	7,926
Total research and development expense	$3,490	$2,728	$10,601	$14,353

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 13, 2020.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$3,432	$141	$3,291
Operating expenses:
Research and development	3,490	2,728	762
General and administrative	2,374	3,781	(1,407)
Total operating expenses	5,864	6,509	(645)
Loss from operations	(2,432)	(6,368)	3,936
Other expense	(1)	(168)	167
Net loss	$(2,433)	$(6,536)	$4,103

Revenue. In the three months ended September 30, 2020 and 2019, we recognized $3.4 million and $126,000, respectively, of revenue associated with our license agreements. License revenue for the three months ended September 30, 2020 was primarily a result of milestone payments of $3.0 million received from REGENXBIO in September 2020.  In addition, in the three months ended September 30, 2019, we recognized $15,000 of revenue associated with other agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense increased by $0.8 million, from $2.7 million for the three months ended September 30, 2019 to $3.5 million for the three months ended September 30, 2020. This increase was primarily due to a $0.8 million increase in costs related to the initiation of CLS-AX Phase 1/2a clinical trial and costs related drug manufacturing for XIPERE and a $0.2 million increase in costs related to preclinical work on potential product candidates. These increases were partially offset by a decrease in costs for travel and consulting services due to the COVID-19 pandemic.

General and administrative. General and administrative expenses decreased by $1.4 million, from $3.8 million for the three months ended September 30, 2019 to $2.4 million for the three months ended September 30, 2020. This was primarily attributable to a decrease of $0.8 million in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercializing XIPERE on our own and a decrease of $0.5 million in professional fees.

Other expense. Other expense for the three months ended September 30, 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$7,883	$231	$7,652
Operating expenses:
Research and development	10,601	14,353	(3,752)
General and administrative	8,107	13,169	(5,062)
Total operating expenses	18,708	27,522	(8,814)
Loss from operations	(10,825)	(27,291)	16,466
Other expense	(273)	(383)	110
Net loss	$(11,098)	$(27,674)	$16,576

Revenue. In the nine months ended September 30, 2020, we recognized $7.7 million of revenue associated with our license agreements, primarily as a result of the $4.0 million upfront payment from Arctic Vision in March 2020 and milestone payments of $3.0 million from REGENXBIO in September 2020. In addition, in the nine months ended September 30, 2020 and 2019, we recognized $0.2 million and $0.1 million, respectively, of revenue associated with other agreements.

Research and development. Research and development expense decreased by $3.8 million, from $14.4 million for the nine months ended September 30, 2019 to $10.6 million for the nine months ended September 30, 2020. This decrease was primarily attributable to the $4.3 million in costs incurred during the nine months ended September 30, 2019 to close down the SAPPHIRE and TOPAZ trials. Additionally, there was a $0.8 million decrease in employee-related costs between the periods. These decreases were partially offset by a $1.4 million increase in costs related to device and drug manufacturing, primarily for CLS-AX.

General and administrative. General and administrative expenses decreased by $5.1 million, from $13.2 million for the nine months ended September 30, 2019 to $8.1 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a $3.3 million reduction in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercializing XIPERE on our own, a decrease of $1.3 million of employee-related costs due to expenses incurred in the prior year primarily related to the departure of our former chief executive officer and a $0.6 million decrease in professional fees.

Other expense. Other expense for each of the nine months ended September 30, 2020 and 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement, offset in part by interest income from our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of September 30, 2020, we had cash and cash equivalents of $14.8 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2020, our funds were held in cash and money market funds.

In September 2020, we received $3.0 million in milestone payments under the REGENXBIO agreement.

On April 20, 2020, we entered into a loan agreement with Silicon Valley Bank under the terms of which Silicon Valley bank loaned us $1.0 million, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we have used the proceeds primarily for payroll costs and other eligible expenses. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. We have applied for forgiveness for the full amount of the PPP Loan, in which case we would not be required to repay the principal amount or accrued interest. There can be no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.

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

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the three and nine months ended September 30, 2020, we sold 1.4 million and 2.6 million shares, respectively, of our common stock for net proceeds of $2.3 million and $5.1 million, respectively, under the ATM agreement. As of September 30, 2020, there was $34.1 million available for sales of our common stock under the ATM agreement.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. This estimate gives effect to additional development milestone payments we expect to receive under our license agreements. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,684)	$(28,757)
Investing activities	(55)	32,925
Financing activities	983	10,340
Net change in cash and cash equivalents	$(7,756)	$14,508

During the nine months ended September 30, 2020 and 2019, our operating activities used net cash of $8.7 million and $28.8 million, respectively. The use of cash in each period primarily resulted from our net losses. The decrease in net loss to $11.1 million for the nine months ended September 30, 2020 as compared to $27.7 million for the nine months ended September 30, 2019 was primarily attributable to lower research and development expenses as a result of the discontinuation of the SAPPHIRE and TOPAZ trials and ceasing of commercialization activities in 2019. The losses are partially offset by non-cash items, made up primarily of share-based compensation, of $3.1 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The nine months ended September 30, 2019 also included a net cash outflow of $5.4 million primarily from the decrease in our accounts payable balance during that period, which was the result of payments for the winding down of the clinical trials.

During the nine months ended September 30, 2020, our net cash used in investing activities was $55,000 for the purchase of equipment. During the nine months ended September 30, 2019, our net cash provided by investing activities was $32.9 million primarily due to maturities of short-term, available-for-sale investments.

During the nine months ended September 30, 2020 our net cash provided by financing activities was $1.0 million. This primarily consisted of $5.1 million of net proceeds from the sale of shares of common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan, partially offset by the full prepayment of the remaining $5.3 million owed under our credit facility. During the nine months ended September 30, 2019, our net cash provided by financing activities was $10.3 million, almost exclusively consisting of net proceeds from the sale of shares of common stock under the ATM agreement.

Contractual Obligations

As of September 30, 2020, there were no significant changes to our contractual obligations from those presented as of December 31, 2019 in our Annual Report on Form 10-K, except for the May 2020 prepayment in full of amounts outstanding under the Loan Agreement described above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $14.8 million and $22.6 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. However, we continue to monitor and assess the potential impact of the COVID-19 pandemic on our control environment.

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

We have secured a new manufacturing partner for XIPERE.  Our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being fully prepared for an FDA pre-approval inspection on our timeline.  Given our previously disclosed delays, we had begun evaluating alternative manufacturers.  In August 2020, we engaged a new CMO to manufacture the registration batches of XIPERE for the resubmission of our NDA.

In connection with the engagement of the new CMO, the technology underlying the manufacturing process is being transferred to the new CMO so that they can begin generating the data required by the FDA.

The timeline for the CMO’s ability to complete the necessary activities is uncertain, and the CMO may be unable to timely complete the technology transfer, implement the manufacturing processes or generate the needed data. While we believe, based on information received from the new CMO, that we will be able to resubmit the NDA no later than the first half of 2021, we cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for XIPERE.  In addition, the FDA could require supplemental data or information from the new CMO, particularly if the FDA inspects the new CMO’s facilities.  As a result, the timing of regulatory approval for XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States. If we do not obtain regulatory approval for XIPERE or are further delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

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

In April 2020, we received proceeds of $1.0 million from a loan under the PPP of the CARES Act, which we have used to retain employees, maintain payroll and make lease and utility payments as contemplated by the CARES Act.  We have applied for forgiveness of the full amount of the PPP Loan from the U.S. Small Business Administration, or SBA, as permitted by its terms. While the SBA has issued some guidance around the forgiveness of PPP loans, there remains uncertainty about the timing and process for obtaining forgiveness.  We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. We cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Clearside Biomedical, Inc.

Date: November 10, 2020	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)