Form 10-K
period 2020-12-31
Clearside Biomedical, Inc.
filed 2021-03-15
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $1.88 as reported on the Nasdaq Global Market on that date was approximately $66,100,000.

As of March 10, 2021, the registrant had 57,422,475 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

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

•	our estimates regarding our cash resources, our future expenses and needs for additional financing.

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

Risk Factors Summary

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors". Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

•	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

•

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our drug development programs or commercialization efforts.

•

Our efforts are focused on the development of product candidates for treatment of eye disease through suprachoroidal injection and partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the suprachoroidal space. Suprachoroidal injection is a novel approach and may fail to achieve and sustain market acceptance.

•

All of our product candidates are in clinical or preclinical development. If we are unable to obtain regulatory approval for and commercialize our product candidates, either on our own or with a third party, or if we experience significant delays in doing so, our business may be harmed.

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.

•

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. If we are delayed in receiving FDA approval for XIPERE, or we are unable to maintain our partnership with Bausch, or if Bausch fails to successfully commercialize XIPERE, our business and prospects will be materially harmed.

•

We have entered into, and intend to continue intend to enter into, collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•

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

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. Our proprietary SCS Microinjector targeting the suprachoroidal space, or SCS, offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. Our SCS injection platform is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery to the site of disease and to work with both established and new formulations of medications, as well as future therapeutic innovations.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. Using our suprachoroidal injection technology in conjunction with proprietary formulations of existing drugs as well as novel therapies, we believe that we have created a broad therapeutic platform for developing product candidates to treat serious eye diseases.

Our Suprachoroidal Injection Technology Platform

Our suprachoroidal injection platform is a novel, patented approach for delivering pharmacotherapy to the back of the eye via the SCS. When fluid is injected between the choroid and sclera, the elasticity of the SCS allows the fluid to migrate and spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. Our proprietary microinjector is able to precisely administer drugs into the SCS utilizing a needle that is approximately one millimeter in length. This non-surgical method of administration facilitates more targeted delivery of therapeutic agents to chorioretinal structures and can be accomplished in an in-office setting. The suprachoroidal injection procedure is depicted in the picture below.

With suprachoroidal injections, product candidates are more directly administered to the retina and choroid, limiting exposure to non-target tissues as compared to other ocular drug administration techniques. Intravitreal injections, the current standard for delivery of many drugs for eye diseases, rely on diffusion of drug outward from the vitreous, a jelly-like substance that occupies the central portion of the eye, to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas and the drug spreading to unintended parts of the eye, potentially causing significant side effects. We believe treatment of eye disease via suprachoroidal injection of our product candidates may provide a number of benefits, including a non-surgical procedure, lower frequency of administration, limited exposure to non-targeted tissues, faster onset of therapeutic effect and an improved safety profile.

Our extensive patent portfolio provides us with exclusive rights to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our drug candidates, SCS Microinjector and method of drug administration into the SCS are protected by 22 issued U.S. patents and more than 50 European and international patents broadly directed to the use of the device, administration of any drug into the SCS by injection, as well as specific product candidates.

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

Needle safety cap with integrated fixed length calipers of 4.5 mm
Barrel Grips
to hold during procedure
Plunger Handle
to inject drug
900
CLEARSIDE
BIOMEDICAL
Needle Length
Printed on needles
100 microliter (0.1 mL) capacity
with increments of 25 microliters (0.025 mL)
1100
Needle magnified
Conjunctiva compressing hub
30 gauge needle
Free length of 900 µm and 1100 µm

Current intravitreal injections are performed in a procedure similar to that of suprachoroidal injections, except that the hypodermic needles and syringes used in intravitreal injection procedures are designed so that the needle penetrates through all of the layers of the eye and drug is injected into the vitreous cavity. Intravitreal injections are typically performed using a needle that is approximately five millimeters in length, or five times the length of our microneedle. Using a needle of this length, the physician penetrates past the sclera, choroid and retina until reaching the vitreous and does not receive any tactile feedback as to when the needle reaches one of the layers between the sclera and the vitreous.

By contrast, our SCS Microinjector is designed to inject drug into the suprachoroidal space. This suprachoroidal injection is designed to be carried out perpendicular to the sclera, at a site similar to an intravitreal injection, under local anesthesia. Once the microneedle penetrates the sclera and reaches the SCS, the boundary between the sclera and the choroid, the open bevel of the needle releases the drug between these two layers. Once drug is injected into the SCS, it spreads within the SCS to the back of the eye, precisely targeting the cells of interest. Our SCS Microinjector has been used in over 1,200 suprachoroidal injections as part of our clinical trials.

Our Pipeline

We have research capabilities focused on developing proprietary therapeutic formulations to utilize with our SCS Microinjector. Our internal research and development initiatives are focused on small molecules and gene therapy to address unmet needs in back-of-the-eye diseases. In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space through the use of our SCS Microinjector.

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Internal Development Pipeline

We are developing a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. In our preclinical studies, administration of CLS-AX through suprachoroidal injection was well tolerated and showed durability over several months, providing us with the opportunity to potentially reduce treatment burden and address a primary need for wet age-related macular degeneration, or AMD, patients.

In August 2020, we announced that the U.S. Food and Drug Administration, or FDA, had accepted our Investigational New Drug application, or IND, for CLS-AX.

In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In March 2021, we completed patient dosing in the first cohort of OASIS and we expect to report initial safety data from this cohort in mid-2021.

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration conducted by others. We believe that integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. Suprachoroidal delivery of an integrin inhibitor suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. We expect to conclude these studies this year.

Based on our preclinical studies, we believe that gene therapy is a promising approach to treating retinal diseases, particularly those that are inherited, and that our suprachoroidal injection technology can enhance the benefits of this approach. Multiple, peer-reviewed publications have also validated a suprachoroidal gene therapy treatment approach.  Our work in this area includes suprachoroidal administration of therapeutic transgenes and non-viral vector gene therapy. Our preclinical proof-of-concept studies utilizing suprachoroidal delivery of marker genes using DNA nanoparticles have shown the potential for suprachoroidal administration to deliver genes. We plan to present this data at a medical conference in the second quarter of 2021.

External Collaborations Pipeline

During the second half of 2019, we entered into three license and other agreements that we believe validate and expand the reach of our suprachoroidal injection platform. In October 2019, we announced that Bausch + Lomb, a division of Bausch Health Companies, Inc., or Bausch, acquired an exclusive license for the commercialization and development of XIPERE (triamcinolone acetonide suprachoroidal injectable suspension) in the United States and Canada. In April 2020, we granted Bausch an exclusive option to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions: (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico.

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV,-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO has initiated their Phase 2 clinical trial, entitled AAVIATE, for the treatment of wet AMD and in January 2021 announced the completion of enrollment in Cohort 1. They also expect to report data from their Phase 2 clinical trial, entitled ALTITUDE, for the treatment of diabetic retinopathy, in 2021.

In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Aura has initiated a Phase 2 clinical trial for the treatment of choroidal melanoma.

In March 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea, or the Arctic Territory. In December 2020, Arctic Vision announced approval of its IND for a Phase 3 clinical trial of XIPERE in China.

By entering into these partnerships, we are able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we received $11.1 million of non-dilutive capital in the form of upfront payments during 2019 and 2020, and we are eligible to receive up to an aggregate of more than $200 million in potential future development and sales milestones, as well as and royalties from net sales of covered products.

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

XIPERE regulatory approval pathway

In December 2018, we submitted a New Drug Application, or NDA, to the FDA for XIPERE for the treatment of macular edema associated with uveitis. In February 2019, we announced that we had received notification that the FDA had accepted the NDA and assigned a Prescription Drug User Fee Act, or PDUFA, goal date for completion of its review by October 2019.

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

In August 2020, we secured a new contract manufacturing organization, or CMO, to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization. Our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being prepared for an FDA pre-approval inspection on our timeline. We transferred the technology underlying the manufacturing process to the new CMO. We expect to resubmit the XIPERE NDA in the second quarter of 2021. We anticipate that the FDA will review the NDA within six months of the resubmission date.

We are also evaluating options for potential submissions to regulatory agencies in additional territories outside of the United States and Canada for XIPERE for the treatment of patients with macular edema associated with uveitis.

License agreement for commercialization of XIPERE in United States and Canada

In October 2019, we entered into an exclusive license agreement with Bausch for the commercialization and development of XIPERE in the United States and Canada, or the License Agreement. Pursuant to the License Agreement, Bausch paid us an upfront payment of $5.0 million, which is subject to a refund if the License Agreement is terminated in specified circumstances. In addition, Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones and up to an aggregate of $56.0 million in additional milestone payments upon the achievement of regulatory approvals for specified additional indications of XIPERE and certain levels of annual net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the United States and Canada, as well as a lower royalty on annual net sales of other products, in each case subject to reductions in specified circumstances, although we will not receive any royalties on the first $30.0 million of cumulative net sales of all products.

We are responsible for all development expenses for XIPERE until our NDA for XIPERE is approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA. We are also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the CRL and any subsequent CRL related to the NDA, or the CRL-related expenses. If XIPERE is approved by the FDA, Bausch will be responsible for all expenses following such approval, although we will be responsible for one-half of the costs of any post-approval clinical trials required by the FDA, up to a specified maximum amount.

In April 2020, we amended the License Agreement to grant Bausch an exclusive option, or the Option, to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions: (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico, or collectively the Additional Regions, in exchange for Bausch extending the deadline by which we must obtain regulatory approval for XIPERE in the United States. The Option may be exercised as to any or all of the Additional Regions any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021. Under the terms of the amendment, we will not receive any royalties on the first $45.0 million of cumulative net sales of all products.

License agreement for commercialization of XIPERE in China, Hong Kong, Macau, Taiwan and South Korea

In March 2020, we entered into the Arctic License Agreement and granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in the Arctic Territory. Under the terms of the Arctic License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

Pursuant to the Arctic License Agreement, Arctic Vision agreed to pay us up to a total of $35.5 million. This amount included an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10% to 12% of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country or (iii) ten years from the first commercial sale of XIPERE in a given country.

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

CLS-AX (axitinib injectable suspension)

Our most advanced internal development program is our proprietary suspension of axitinib for suprachoroidal injection, which we refer to as CLS-AX. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond suboptimally to current anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for neovascular age-related macular degeneration, commonly referred to as wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

AMD is the leading cause of irreversible blindness in adults over 55 years old in developed countries. Approximately 11 million individuals in the United States are affected with AMD, with a global prevalence of 170 million. Aging is the greatest risk factor; therefore, the United States prevalence of AMD is anticipated to increase to 22 million by 2050, while the global prevalence is expected to increase to 288 million by 2040. An estimated 10% to 15% of people with AMD will develop the wet form, which refers to the advanced neovascular stage of the disease in which blood vessels leak blood and fluid into the macula and damage photoreceptor cells. Wet AMD often progresses rapidly and causes substantial loss of central vision if left untreated. Current wet AMD therapy has a ceiling of efficacy as increased dosage or more intense regimens yield limited or no additional visual benefit and require adherence to a regimen of frequent injections. This treatment burden is further highlighted by recent large “real-world” retrospective studies of wet AMD which underscore the difficulty in adhering to regimens. These real-world studies demonstrate that patients are undertreated, receiving only 6 to 7 injections per year on average, resulting in mean improvement of only one to three letters in visual acuity after one year of treatment. The current anti-VEGF market for the treatment of retinal diseases consists predominantly of several drugs that generated aggregate 2020 sales of approximately $14.3 billion globally.

CLS-AX combines our proprietary suspension of axitinib delivered via our SCS Microinjector.  Based on preclinical data in multiple species, we believe that suprachoroidal injection of CLS-AX could benefit patients to yield potential safety, efficacy and durability benefits.

Axitinib is a TKI currently approved to treat renal cell cancer. Because it is a well-characterized small molecule instead of a novel complex biologic, we believe there is potential for less immune response and inflammation compared to some new, contemporary biologic agents. Also, compared to other TKIs, axitinib has shown better biocompatibility with ocular cells, including retinal pigment epithelial cells, which may potentially translate to safety benefits. Importantly, we believe that our unique route of SCS administration for CLS-AX, which is compartmentalized to the site of disease, may minimize treatment related adverse events, such as vitreous floaters, snow globe or corneal off-target effects seen with other TKI administration techniques.

With its broad VEGF blockade, we believe axitinib may have efficacy advantages over existing retinal therapies, which predominantly focus on VEGF-A blockade and may upregulate other forms of VEGF. Axitinib achieves pan-VEGF blockade by acting at a different level of the angiogenesis cascade, directly inhibiting VEGF receptors-1, -2, and -3 with high potency and specificity. In preclinical studies, axitinib was observed to be greater than ten times more potent than other TKIs. In multiple preclinical animal studies conducted by independent investigators, axitinib has inhibited corneal, retinal and choroidal angiogenesis.  In addition, in preclinical models, axitinib more effectively inhibited and regressed experimental corneal neovascularization than other TKIs.

In our internal preclinical studies, CLS-AX delivered through suprachoroidal injection was well tolerated and showed durability over several months. This could lead to a longer lasting, highly effective treatment that may reduce the number of treatments and visits required for wet AMD patients to achieve optimal results.

In preclinical studies with our CLS-AX suspension of axitinib delivered via suprachoroidal injection, we have shown up to eleven times higher drug levels in affected tissues versus intravitreal administration of the same dose of axitinib. Therefore, suprachoroidal delivery of CLS-AX has the potential to compartmentalize therapy away from unaffected tissues for potential safety benefits and target the affected chorioretinal tissue layers for potential efficacy benefits.

Other TKIs have shown biologic effect in wet AMD clinical trials when delivered systemically, topically and intravitreally.  However, each of these routes of administration have been associated with off-target effects. Consequently, a limitation of TKIs may be associated with the delivery of the drug and not a result of the mechanism of action.

In August 2020, we announced that the FDA had accepted our IND for CLS-AX. In January 2021, we announced the enrollment of our first patient in OASIS, a Phase 1/2a clinical trial of CLS-AX in patients with wet AMD. OASIS is an open-label, dose-escalation clinical trial to assess the safety and tolerability of single doses of CLS-AX administered through suprachoroidal injection following two or more prior treatments with aflibercept, an intravitreal anti-VEGF agent, dosed at screening. The primary endpoint for the trial will assess the safety and tolerability of CLS-AX for the three months following the administration of CLS-AX, and secondary endpoints will evaluate the pharmacokinetics, visual function, ocular anatomy and the need for additional treatment with intravitreal aflibercept during the three-month period.

Patient inclusion criteria for enrollment in OASIS include: active subfoveal choroidal neovascularization secondary to AMD; two or more anti-VEGF treatments with a meaningful response in the four months preceding the screening visit with a meaningful response; and best corrected visual acuity, or BCVA, score of ≥ 20 letters (20/400) and ≤ 75 letters (20/32) with < 5 letters change between screening and baseline to ensure patient stability after anti-VEGF treatment. Patients are then assessed at weeks four, eight and twelve. Patients will be assessed for additional therapy if they experience any of the following: (1) loss of 10 or more letters in BCVA compared to the best prior study-assessed BCVA in the study eye that is attributed to intra- or sub-retinal fluid observed by the investigator; or (2) increase in central subfield retinal thickness greater than 75 microns from baseline at visit 2 in the study eye; or (3) presence of vison-threatening hemorrhage due to AMD in the study eye. The trial design consists of three cohorts of five patients each. Cohort 1 participants will receive the lowest dose, 0.03 mg of axitinib delivered via suprachoroidal injection. Dose escalation will then proceed following review of the safety data by the Safety Monitoring Committee for the trial and their recommendation to advance to the next higher dose cohort.

On March 2, 2021, we announced the completion of patient dosing for the first cohort and expect to announce initial safety data from this cohort in mid-2021.

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

We believe suprachoroidal administration may further enhance the value proposition of ocular gene therapy by potentially improving safety and expanding access. In preclinical studies we have observed that SCS injection can administer both viral and non-viral gene therapy. Using marker genes like green fluorescent protein and luciferase in both rabbits and non-human primates, gene therapy was delivered with our SCS injection to achieve expression in the retina and choroid.

We have also expanded the reach of our SCS Microinjector technology in gene therapy through a development and commercial partner. In August 2019, we entered into an option and license agreement with REGENXBIO, pursuant to which we granted REGENXBIO an exclusive option, or the Option, to enter into a commercial license agreement granting REGENXBIO an exclusive, worldwide and sublicensable license to our SCS Microinjector for the delivery of AAV-based gene therapies for the treatment of wet AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care. REGENXBIO exercised the Option on October 29, 2019 and paid us an option fee equal to $2.0 million less $0.5 million received under a prior technology access agreement. Under the license agreement, REGENXBIO has agreed to make additional payments to us of up to an aggregate of $34.0 million upon the achievement of specified development milestones and up to $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term.

REGENXBIO will be responsible for all development, regulatory and commercialization activities for their gene therapy product candidates. We will be responsible for supplying the SCS Microinjector in support of REGENXBIO’s preclinical studies, clinical studies and commercial use.

Ocular Oncology

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

Manufacturing

We do not own any manufacturing facilities. We utilize CMOs to formulate and produce our drug candidates and to produce our SCS Microinjector used for our clinical trials. We procure active pharmaceutical ingredients for our drugs from third-party suppliers. We expect to utilize third-party manufacturers to produce commercial quantities of our drugs and SCS Microinjector, if approved.

On May 8, 2018, we entered into a supply agreement with Gerresheimer Regensburg GmbH to supply our SCS Microinjector. Unless terminated earlier pursuant to its terms, the Gerresheimer agreement has an initial term of five years, after which it renews in three-year increments unless either party gives notice of non-renewal at least one year in advance. Each party has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The Gerresheimer agreement contains provisions relating to compliance by Gerresheimer with current Good Manufacturing Practices, regulations promulgated by the FDA, confidentiality and other customary matters for an agreement of this nature. We anticipate entering into commercial supply agreements with our other suppliers at a later date.

Commercialization

We have entered into exclusive license agreements for the commercialization and development of XIPERE with Bausch in the United States and Canada and with Arctic Vision in China, Hong Kong, Macau, Taiwan and South Korea. We may enter into distribution or licensing arrangements for commercialization rights for other regions. If any of our future product candidates, including CLS-AX, are approved by the applicable regulatory authorities, we may either commercialize those product candidates ourselves or through license or collaboration agreements with third parties.

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

Axitinib, also known by its brand name Inlyta, is currently marketed by Pfizer and is approved by the FDA for the treatment of advanced renal cell carcinoma, but not for any ophthalmology indications. Our product candidate, CLS-AX, could also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD and RVO. Novartis’ Beovu was recently approved for the treatment of wet AMD in the United States, and has been recommended for approval in the European Union at a recent meeting of European Medicines Agency’s drug evaluation committee.

Axitinib may also compete with other drug candidates in development in other forms for ocular use and other development candidates for wet AMD. Companies developing potentially competitive TKIs for ocular use are Ocular Therapeutics, Graybug and Eyepoint. We expect that other established companies in the ocular space will seek to develop new products with the goal of superior efficacy and duration over the current standard of care.

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

Intellectual property

Our success depends in part on our ability to obtain and maintain patent and other intellectual property and proprietary protection for our technologies and methods of accessing the SCS, drug candidates and formulations as well as patent and other intellectual property and proprietary protection for novel applications, uses, and technological innovations related to our drug candidates, proprietary delivery devices and core technologies. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

Patents and patent applications

Our patent estate, on a worldwide basis, includes 22 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes two allowed U.S. patent applications, 15 patent applications pending in the United States, 61 issued foreign patents and three allowed foreign patents, two pending international PCT applications and 49 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license seven of the 22 issued U.S. patents, 5 pending U.S. applications, 19 of the issued foreign patents and one of the allowed foreign patents, and seven foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire, if issued, between 2027 and 2041, without taking into account possible patent term adjustments or extensions.

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

Our product candidates are protected against genericization through numerous patents. In the case of XIPERE injected into the SCS, an applicant who files a paragraph 4 Abbreviated New Drug Application, or ANDA, or 505(b)(2) NDA certifying they may circumvent our patents must also demonstrate comparability of the proposed drug, which we believe may require a clinical trial in macular edema associated with uveitis, against our product, unless a biowaiver is obtained.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, two registered trademarks in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, five registered trademarks in Canada, six registered trademarks in China, four registered trademarks in the European Union, two registered trademarks in each of India and New Zealand, two registered trademarks in Japan, three registered trademarks in Israel, seven registered trademarks in Mexico, four registered and three pending applications in South Africa, five registered trademarks in the United States and two pending applications in the United States and two registered trademarks in the United Kingdom.  We also have two international registrations: the first with pending extensions of protection to Australia, Japan, Mexico and registered in the European Union, India, New Zealand, Korea and Singapore, and the second with extensions of protection pending in India and Mexico and registered in Australia, China, European Union, Israel, Japan, Korea, Russia, and Singapore. In addition to patent and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and employees. These and other agreements, such as invention assignment agreements, grant us ownership of technologies that are developed through a relationship with a third party.

Government regulation

In the United States, the FDA regulates drug and device products under the Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. While it may be the case that when a drug and a device are used together, which is called a combination product, the FDA typically regulates the dispenser of a drug, such as a syringe co-packaged with a drug, as a drug itself.

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

Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. The FDA or an independent institutional review board, or IRB, may nevertheless initiate a clinical hold after the 30 days if, for example, significant health risks arise.

In the United States, each clinical trial must be reviewed and approved by an IRB at each of the sites at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

Review of application

Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 10 months from the date of submission for drugs that are not new molecular entities, such as our product candidates. The review process can be expedited if priority review is granted.  In such a case, the FDA review period is only 6 months.  Alternatively, the FDA review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and may also inspect clinical trial sites for integrity of the data supporting safety and efficacy. The device component of our products will also be subject to review as part of the NDA review process and its manufacturers subject to inspection for compliance with device cGMPs embodied in the Quality System Regulation, or QSR. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. The FDA will issue either an approval of the NDA or a CRL, detailing the deficiencies and information required for reconsideration of the application.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including without limitation the FDCA, the federal civil False Claims Act, other federal and state health care fraud and abuse laws and state consumer protection laws. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

Orange Book listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

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

Under HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain health care providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities and their subcontractors that use, disclose, access, or otherwise process protected health information. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.  Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules.  New laws and regulations governing privacy and security may be adopted in the future as well.

In the EU/EEA, the General Data Protection Regulation (2016/679), or GDPR, went into effect on May 25, 2018 and replaced Directive 95/46/EC (the EU Privacy Directive).  The GDPR applies to identified or identifiable personal data processed by automated means (for example, a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA. The GDPR extends the geographical scope of EU data protection law to entities and operations outside of the EU/EEA under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU Member State-level legislation. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. In addition, the GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.

Further, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the EU has presented a new draft set of contractual clauses, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses. Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

With the GDPR, CCPA, CPRA, and other state and Federal laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business.

Additionally, a trend has continued of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices, require registration of pharmaceutical sales representatives, require drug manufacturers to report information on the pricing of certain drugs, or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

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

Coverage and reimbursement

The physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual third-party payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. We believe obtaining a separate CPT code for the use of our products is critical to maximizing our commercial success. There is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will not change in the future.

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

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit-based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. HHS has solicited feedback on some of these measures and implemented others under its existing authority. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

We strive to recruit people who share our vision to develop technology that provides a ground-breaking impact to medicine and superior care to patients. We are proud of what we do and believe we create an excellent working environment that is inclusive and diverse with meaningful compensation, benefits and wellness programs that continue to facilitate the attraction, retention and motivation of talented employees.

As of December 31, 2020, we had 33 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred net losses of $18.2 million, $30.8 million and $82.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations beyond the first quarter of 2022. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have any committed external source of funds, although as described in this report we have also entered into an at-the-market sales facility that allows us to sell shares of our common stock at prevailing market prices and on specified terms, depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Injecting drugs into the SCS is a novel approach for ophthalmic therapies, and there is no guarantee this approach will provide adequate patient benefit or be accepted by physicians, patients or third-party payors. We have also licensed our SCS Microinjector technology to third parties to deliver their proprietary drug candidates into the SCS for the potential treatment of certain ocular indications. Although our clinical trial results suggest that suprachoroidal injection of drugs, such as XIPERE, may be effective at treating back of the eye diseases, to date no company has developed a drug delivered via suprachoroidal administration that has received marketing approval.

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

We are currently partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the suprachoroidal space. Our current and future licensing partners may request modifications to the design of our SCS Microinjector to accommodate the delivery of their respective product candidates. If we are unable to make such modifications, we may not receive regulatory and development milestone payments that we otherwise would be eligible to receive, which could significantly harm our financial position.

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

A key element of our strategy is to build a pipeline of product candidates for the treatment of a variety of diseases of the back of the eye via suprachoroidal injection and to progress these product candidates through developmental efforts. We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have significant side effects or other characteristics that indicate that they are unlikely to receive marketing approval or achieve market acceptance. If we do not successfully develop product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect our stock price.

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

COVID-19 could adversely impact our business, including our clinical trials or those of our licensing partners.

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

The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts and those of our licensing partners will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, business disruptions, the effectiveness of actions taken in the United States and other countries to contain the disease and the availability, timing and effectiveness of a vaccine, both domestically and abroad. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

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

In addition, Bausch may terminate the License Agreement immediately and have the upfront payment of $5.0 million refunded if the FDA has not approved the XIPERE NDA by August 31, 2021. Based upon our current expectations, it is likely that the FDA will not have approved the XIPERE NDA by such date. Therefore, if we are not able to enter into an amendment to the License Agreement or obtain a waiver from Bausch, it is possible that Bausch could terminate the License Agreement and that we would be required to refund the initial $5.0 million upfront payment. If this were to occur, our business prospects would be materially harmed, and we would need to seek a new partner to commercialize XIPERE in the United States and Canada and the Additional Regions.

We have entered into, and intend to continue to enter into, collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	collaborators may refuse to perform clinical trials or other obligations required for approval in a particular jurisdiction outside the United States;
•	our collaborators’ regulatory submissions may be denied by the applicable regulatory authorities;
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

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our current product candidates, including XIPERE, CLS-AX and our SCS Microinjector. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, including the XIPERE drug product, CLS-AX and our SCS Microinjector, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, are subject to the drug regulations of the FDCA. Third-party manufacturers may not be able to comply with current Good Manufacturing Practices, or cGMP, regulations, regulations applicable to drug/device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. For example, in preparation for our NDA submission for XIPERE for the treatment of patients with macular edema associated with uveitis, we conducted audits of our third-party manufacturers, and identified items that require correction prior to the FDA’s pre-approval inspection of those manufacturing facilities. Our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being prepared for an FDA pre-approval inspection on our timeline. In August 2020, we secured a new CMO to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization. However, there can be no assurance that we or our suppliers will pass an FDA pre-approval inspection. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, a refusal to file determination by the FDA, receipt of a CRL, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect our ability to achieve regulatory approval of our product candidates, including XIPERE.

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

The development and commercialization of new products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We also are aware of companies that are developing suprachoroidal injectors which may compete with our SCS Microinjector.

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

Axitinib, also known by its brand name Inlyta, is currently marketed by Pfizer and is approved by the FDA for the treatment of advanced renal cell carcinoma, but not for any ophthalmology indications. Our product candidate CLS-AX could also compete with anti-VEGF drugs, which are the current standard of care for RVO and wet AMD. Genentech’s products Lucentis and Avastin are both anti-VEGF antibodies. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases, but it is not indicated for ophthalmic use. In the United States, Regeneron’s anti-VEGF product, Eylea, is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy. In the European Union, Eylea is approved for the treatment of wet AMD and RVO. Novartis’ Beovu was recently approved for the treatment of wet AMD in the United States and has been recommended for approval in the European Union at a recent meeting of European Medicines Agency’s drug evaluation committee.

Axitinib may also compete with other drug candidates in development in other forms for ocular use and other development candidates for wet AMD. Companies developing potentially competitive TKI’s for ocular use are Ocular Therapeutics, Graybug and Eyepoint. We expect that other established companies in the ocular space will seek to develop new products with the goal of superior efficacy and duration over the current standard of care.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the

Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS.   In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Other than the trade name XIPERE, we have not yet selected trademarks for our product candidates or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. In addition, third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

In connection with the engagement of the new CMO, the technology underlying the manufacturing process has been transferred to the new CMO so that they can generate the data required by the FDA. The timeline for the CMO’s ability to complete the necessary activities, implement the manufacturing processes and generate the necessary data is uncertain. While we believe, based on information received from the new CMO, that we will be able to resubmit the NDA no later than the second quarter of 2021, we cannot assure you that the CMO will be able to generate sufficient data to enable resubmission of the NDA, nor can we predict the outcome of any interactions with the FDA with respect to the resubmission of the XIPERE NDA or otherwise, We cannot guarantee when, or if, we will be successful in receiving regulatory approval for XIPERE. In addition, the FDA could require supplemental data or information from the new CMO, particularly if the FDA inspects the new CMO’s facilities. As a result, the timing of regulatory approval for XIPERE is uncertain, and we may never obtain regulatory approval for XIPERE in the United States. If we do not obtain approval for XIPERE or are delayed in obtaining such approval, it would have a material adverse effect on our operations and financial condition.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of products to ensure products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, such as the federal civil False Claims Act, as well as state consumer protection laws.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;

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

•

U.S. data privacy regulations, such as the CCPA, which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches; and

•

foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which went into effect on May 25, 2018 and applies to identified or identifiable personal data in electronic or paper form.  Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.  The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects.

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

There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective

November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our stock price has been and may continue to be volatile. Since January 1, 2018, our common stock has traded at prices between $0.59 and $14.54 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2021.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We have broad discretion in the use of our cash and cash equivalents and may invest or spend our cash in ways with which investors do not agree.

We have broad discretion over the use of our cash and cash equivalents. Investors may not agree with our decisions, and our use of our cash may not yield any return on investment. Our failure to apply our resources effectively could compromise our ability to pursue our growth strategy. Investors will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be the sole source of gains and investors may never receive a return on their investment.

Investors should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our prior loan agreement prohibited us from paying dividends without the consent of the lenders under the agreement, and we expect that the terms of any future debt agreements would likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

General Risk Factors

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

The 2017 comprehensive tax reform bill, as modified by the CARES Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. In March 2020, the Tax Act was modified in certain respects by the CARES Act. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act, as modified by the CARES Act, may affect us, and certain aspects of the Tax and CARES Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and CARES Act or any newly enacted federal tax legislation.

 Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We plan to use potential future operating losses and our federal and state NOL carryforwards to offset future taxable income, if any. However, our ability to use existing NOL carryforwards could be limited as a result of issuances of equity securities.

As of December 31, 2020, we had approximately $232.7 million of federal and $40.7 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years beginning before 2018 will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited for taxable years beginning after 2020.  It is uncertain how various states will respond to the changes to the federal NOL rules included in the Tax Act and CARES Act.   However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative stock ownership change of more than 50% over a three-year period.  The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

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

Stockholders

As of March 10, 2021, we had 57,422,475 shares of common stock outstanding held by 11 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

We are a biopharmaceutical company dedicated to developing and delivering treatments that restore and preserve vision for people with serious back of the eye diseases. Our proprietary SCS Microinjector targeting the suprachoroidal space, or SCS, offers unique access to the macula, retina and choroid where sight-threatening disease often occurs. Our SCS injection platform is an inherently flexible, in-office, non-surgical procedure intended to provide targeted delivery to the site of disease and to work with both established and new formulations of medications, as well as future therapeutic innovations.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. Using our suprachoroidal injection technology in conjunction with proprietary formulations of existing drugs as well as novel therapies, we believe that we have created a broad therapeutic platform for developing product candidates to treat serious eye diseases.

We have incurred net losses since our inception in May 2011. Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue generated from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2020, we had an accumulated deficit of $255.9 million. We recorded net losses of $18.2 million, $30.8 million and $82.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary solutions to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. We have advanced our proprietary suspension of axitinib, which we refer to as CLS-AX, into clinical development, and if these trials are successful, we anticipate an increase in clinical trial expenses as we continue further development of that product candidate.

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

Research and Development

Since our inception, we have focused on our development programs. Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;
•	costs associated with preclinical activities and clinical trials;
•	costs associated with submitting regulatory approval applications for our product candidates;
•	costs associated with training physicians on the suprachoroidal injection procedure and educating and providing them with appropriate product candidate information;
•	costs associated with technology and intellectual property licenses;
•	costs for our research and development facility; and
•	depreciation expense for assets used in research and development activities.

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

The following table shows our research and development expenses by type of activity for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
XIPERE (uveitis program)	$3,841	$2,947	$8,803
XIPERE (RVO program)	84	2,323	44,432
XIPERE (DME program)	—	(133)	3,062
CLS-AX (wet AMD program)	2,169	67	3
Total program expense	6,094	5,204	56,300
Unallocated	8,979	10,454	11,991
Total research and development expense	$15,073	$15,658	$68,291

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

We define our critical accounting policies, in accordance with U.S. GAAP, as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

We estimate the fair value of stock options at the grant date using Black-Scholes option pricing model with the following assumptions:

•	Fair value of our common stock. We estimate the fair value of our common stock by reference to the closing price of our common stock on The Nasdaq Global Market on the date of grant.
•	Volatility. We calculate expected volatility based on the historical volatility of our common stock.
•

Expected term. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $3.6 million, $4.6 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Tax valuation allowance

We recorded aggregate deferred tax assets of $63.4 million, primarily related to our net operating losses, as of December 31, 2020, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs for the period from our inception through December 31, 2020. We incurred a net loss for tax purposes of $12.3 million for the year ended December 31, 2020. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2020, we had federal NOL carryforwards of $232.7 million and state NOL carryforwards of $40.7 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,		Period-to-Period
	2020	2019	Change
	(in thousands)
License and other revenue	$7,894	$2,173	$5,721
Operating expenses:
Research and development	15,073	15,658	(585)
General and administrative	10,756	16,819	(6,063)
Total operating expenses	25,829	32,477	(6,648)
Loss from operations	(17,935)	(30,304)	12,369
Other expense	(275)	(466)	191
Net loss	$(18,210)	$(30,770)	$12,560

Revenue. In the years ended December 31, 2020 and 2019 we recognized $7.7 million and $2.1 million, respectively, of revenue associated with our license agreements. In the years ended December 31, 2020 and 2019, we recognized $0.2 million and $0.1 million, respectively, of revenue associated with other agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases.

Research and development. Research and development expense decreased by $0.6 million, from $15.7 million for the year ended December 31, 2019 to $15.1 million for the year ended December 31, 2020. This decrease was primarily attributable to the $2.2 million in costs incurred during the year ended December 31, 2019 to close down the SAPPHIRE and TOPAZ trials. Additionally, there was a $0.9 million decrease in employee-related costs and a $0.2 million decrease in travel costs between the periods. These decreases were partially offset by a $3.0 million increase in costs related to device and drug manufacturing for XIPERE and CLS-AX, as well as the initial startup costs for the Phase 1/2a clinical trial of CLS-AX referred to as OASIS.

General and administrative. General and administrative expenses decreased by $6.1 million, from $16.8 million for the year ended December 31, 2019 to $10.8 million for the year ended December 31, 2020. This decrease was primarily attributable to a $4.1 million reduction in marketing-related expenses related to the change of our business strategy to seek partners for XIPERE rather than commercializing XIPERE on our own, a decrease of $1.4 million of employee-related costs due to expenses incurred in the prior year primarily related to the departure of our former chief executive officer and a $0.9 million decrease in professional fees.

Other expense. Other expense for each of the years ended December 31, 2020 and 2019 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreements. The decrease in other expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to lower costs on our loan agreement that we prepaid in full in May 2020.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2020, we had cash and cash equivalents of $17.3 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2020, our funds were held in cash and money market funds.

On January 6, 2021, we entered into a securities purchase agreement with certain institutional purchasers pursuant to which we issued and sold 4.2 million shares of our common stock in a registered direct offering at a price of $2.851 per share. We raised net cash proceeds of $11.1 million after deducting offering expenses.

During the year ended December 31, 2020, we sold 6.2 million shares of our common stock for net proceeds of $12.0 million under the at-the-market, or ATM, agreement, Cowen and Company LLC, or Cowen. Under the ATM agreement, we may offer and sell, from time to time at our sole discretion, shares of our common stock through Cowen acting as our sales agent. As of December 31, 2020, there was $27.0 million available for future sales under the ATM agreement. Subsequent to December 31, 2020, we sold 1.2 million shares of our common stock for net proceeds of $3.3 million.

In September 2020, we received $3.0 million in milestone payments under the REGENXBIO agreement.

On April 20, 2020, we entered into a loan agreement with Silicon Valley Bank under the terms of which Silicon Valley Bank loaned us $1.0 million, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we used the proceeds primarily for payroll costs and other eligible expenses. The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount borrowed. On January 11, 2021, we received notification from Silicon Valley bank that the full amount borrowed under the PPP Loan and approximately $7,000 of accrued interest was forgiven.

On March 10, 2020, we entered into the Arctic License Agreement, under which Arctic Vision has agreed to pay us up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million, which we received in March 2020, as well as an aggregate of up to $31.5 million in potential development milestone payments for specified events prior to and including receipt of regulatory approval of XIPERE in the United States and potential sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions.

We previously entered into a loan and security agreement with Silicon Valley Bank and MidCap Financial Services, or collectively the Lenders, under which we borrowed $10.0 million in May 2018. In October 2019, we repaid $5.0 million of the outstanding principal balance. Under the loan agreement, we were required to pay accrued interest only on the $5.0 million remaining outstanding balance through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. We had the option to prepay the outstanding balance in full, subject to a prepayment fee. In May 2020, we prepaid in full the outstanding $5.0 million principal balance, plus $0.3 million reflecting a final payment fee and accrued interest. The prepayment fees were waived by the Lenders.

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

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant royalties from XIPERE and other licensing arrangements or revenues from other product candidates. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. Our plans primarily consist of raising additional capital, potentially in a combination of equity or debt financings or restructurings, or potentially entering into additional collaborations, partnerships and other strategic arrangements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, March 15, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2022. This estimate does not give effect to additional development milestone payments we might receive under the agreements with Bausch, REGENXBIO or Arctic Vision or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,120)	$(27,068)	$(79,200)
Investing activities	(55)	32,925	(3,760)
Financing activities	7,867	8,695	81,779
Net change in cash and cash equivalents	$(5,308)	$14,552	$(1,181)

During the years ended December 31, 2020, 2019 and 2018, our operating activities used net cash of $13.0 million, $27.1 million and $79.2 million, respectively. The use of cash in each period primarily resulted from our net losses.

The decrease in the net loss for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to lower research and development expenses as a result of the discontinuation of the SAPPHIRE and TOPAZ trials and ceasing of commercialization activities in 2019. The losses were partially offset by non-cash items, made up primarily of share-based compensation, of $3.6 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively.

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

The increase in net loss for the year ended December 31, 2018 was primarily attributable to higher research and development expenses related to our Phase 3 clinical trials PEACHTREE, SAPPHIRE and TOPAZ and the related expenses to support them including employee-related costs. In addition, for the year ended December 31, 2018, we incurred regulatory costs in preparation for an NDA submission and costs associated with the planned commercialization of XIPERE.

In the year ended December 31, 2020, our investing activities used net cash of $55,000 for the purchase of machinery and equipment. In the year ended December 31, 2019, net cash provided by investing activities of $32.9 million consisted of maturities of short-term available-for-sale investments. In the year ended December 31, 2018, net cash used in investing activities of $3.8 million was primarily for the purchase of $80.1 million of short-term, available-for-sale investments, which included commercial paper and treasury bills, offset by the maturities of $76.5 million of short-term, available-for-sale investments, which included corporate bonds, commercial paper and treasury bills and $88,000 for the purchase of furniture and fixtures.

During the years ended December 31, 2020, 2019 and 2018, our net cash provided by financing activities was $7.9 million, $8.7 million and $81.8 million, respectively. The net cash provided by financing activities for the year ended December 31, 2020 was primarily comprised of $12.0 million of net proceeds from the sale of shares of common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan, partially offset by the full prepayment of the remaining $5.3 million owed under our loan agreement. The net cash provided by financing activities for the year ended December 31, 2019 was primarily comprised of $10.3 million of net proceeds from sales of common stock pursuant to our ATM agreement and $3.3 million of net proceeds from a private placement of common stock, partially offset by a $5.0 million principal payment made under our Loan Agreement. The net cash provided by financing activities for the year ended December 31, 2018 was primarily comprised of the $79.6 million of net proceeds received from a public follow-on offering of our common stock in March 2018, $1.7 million of net proceeds received from the Loan Agreement and $0.5 million of proceeds received from shares issued from the exercise of stock options and the employee stock purchase plan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia

March 15, 2021

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,287	$22,595
Prepaid expenses	722	1,139
Other current assets	109	1,485
Total current assets	18,118	25,219
Property and equipment, net	416	541
Operating lease right-of-use asset	528	656
Restricted cash	260	360
Total assets	$19,322	$26,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,997	$1,280
Accrued liabilities	1,582	2,930
Current portion of long-term debt	991	1,333
Current portion of operating lease liabilities	373	360
Deferred revenue	5,000	5,000
Total current liabilities	9,943	10,903
Long-term debt	—	3,819
Operating lease liabilities	616	897
Total liabilities	10,559	15,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and 2019; 51,860,941 and 44,413,372 shares issued and outstanding at December 31, 2020 and 2019, respectively	52	44
Additional paid-in capital	264,578	248,770
Accumulated deficit	(255,867)	(237,657)
Total stockholders’ equity	8,763	11,157
Total liabilities and stockholders’ equity	$19,322	$26,776

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
License and other revenue	$7,894	$2,173	$30
Operating expenses:
Research and development	15,073	15,658	68,291
General and administrative	10,756	16,819	14,684
Total operating expenses	25,829	32,477	82,975
Loss from operations	(17,935)	(30,304)	(82,945)
Other (expense) income	(275)	(466)	127
Net loss	$(18,210)	$(30,770)	$(82,818)
Net loss per share of common stock — basic and diluted	$(0.39)	$(0.81)	$(2.69)
Weighted average shares outstanding — basic and diluted	46,506,540	38,170,830	30,733,600

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity
Balance at December 31, 2017	25,354,651	$25	$145,618	$(124,220)	$(8)	$21,415
Cumulative effect of accounting change	—	—	—	151	8	159
Issuance of common shares under follow-on offering	6,548,712	7	79,557	—	—	79,564
Issuance of common shares under employee stock purchase plan	12,595	—	50	—	—	50
Exercise of stock options	203,269	—	465	—	—	465
Share-based compensation expense	—	—	4,785	—	—	4,785
Net loss	—	—	—	(82,818)	—	(82,818)
Balance at December 31, 2018	32,119,227	32	230,475	(206,887)	—	23,620
Issuance of common shares under at-the-market sales agreement	8,976,940	9	10,310	—	—	10,319
Issuance of common shares under private placement	3,178,367	3	3,321	—	—	3,324
Issuance of common shares under employee stock purchase plan	52,476	—	45	—	—	45
Exercise of stock options	16,362	—	7		—	7
Vesting and settlement of restricted stock units	70,000	—	—	—	—	—
Share-based compensation expense	—	—	4,612	—	—	4,612
Net loss	—	—	—	(30,770)	—	(30,770)
Balance at December 31, 2019	44,413,372	44	248,770	(237,657)	—	11,157
Issuance of common shares under at-the-market sales agreement	6,176,415	6	11,952	—	—	11,958
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	—	31
Exercise of stock options	254,466	2	225	—	—	227
Vesting and settlement of restricted stock units	981,329	—	—	—	—	—
Share-based compensation expense	—	—	3,600	—	—	3,600
Net loss	—	—	—	(18,210)	—	(18,210)
Balance at December 31, 2020	51,860,941	$52	$264,578	$(255,867)	$—	$8,763

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(18,210)	$(30,770)	$(82,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	180	211	189
Share-based compensation expense	3,600	4,612	4,785
Non-cash interest expense	59	163	154
Accretion of debt discount	129	67	112
Loss on disposal of fixed assets	—	63	—
Amortization and accretion on available-for-sale investments, net	—	(115)	(748)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,893	(558)	(505)
Other assets and liabilities	(140)	(159)	(55)
Accounts payable and accrued liabilities	(631)	(5,582)	(314)
Deferred revenue	—	5,000	—
Net cash used in operating activities	(13,120)	(27,068)	(79,200)
Investing activities
Maturities of available-for-sale-investments	—	32,950	76,470
Purchase of available-for-sale investments	—	—	(80,142)
Acquisition of property and equipment	(55)	(25)	(88)
Net cash (used in) provided by investing activities	(55)	32,925	(3,760)
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	11,958	10,319	—
Proceeds from private placement, net of issuance costs	—	3,324	—
Proceeds from follow-on offering, net of issuance costs	—	—	79,564
Proceeds from exercise of stock options	227	7	465
Proceeds from shares issued under employee stock purchase plan	31	45	50
Proceeds from issuance of long-term debt	991	—	10,000
Principal payments made on long-term debt	(5,340)	(5,000)	(8,300)
Net cash provided by financing activities	7,867	8,695	81,779
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,308)	14,552	(1,181)
Cash, cash equivalents and restricted cash, beginning of period	22,955	8,403	9,584
Cash, cash equivalents and restricted cash, end of period	$17,647	$22,955	$8,403
Supplemental disclosure
Interest paid	$524	$843	$751

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$17,287	$22,595	$8,043
Restricted cash	360	360	360
Cash, cash equivalents and restricted cash at end of period	$17,647	$22,955	$8,403

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

Liquidity

The Company had cash and cash equivalents of $17.3 million as of December 31, 2020. On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional purchasers that purchased 4.2 million shares of its common stock in a registered direct offering at a price of $2.851 per share. The Company raised net proceeds of $11.1 million after deducting offering expenses. In addition, subsequent to December 31, 2020, the Company sold 1.2 million shares of its common stock for net proceeds of $3.3 million under its at-the-market agreement with Cowen and Company, LLC.

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

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain FDA approval to sell, and then generate significant revenue from commercializing its lead product candidate, XIPERE (triamcinolone acetonide suprachoroidal injectable suspension formulated for administration to the back of the eye), with its licensees. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expect that its cash and cash equivalents as of the filing date, March 15, 2021, will enable it to fund its planned operating expenses and capital expenditure requirements into the first quarter of 2022. This estimate does not give effect to additional development milestone payments the Company might receive under the agreements with Bausch, REGENXBIO or Arctic Vision or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Effects of COVID-19

The COVID-19 pandemic is expected to continue to result in a global slowdown of economic activity. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2020. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

Liabilities for uncertain tax positions are recognized based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires estimating and measuring the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits.

Research and Development Costs

Research and development costs are charged to expense as incurred and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense for research and development personnel;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct preclinical studies and clinical trials;
•	costs associated with preclinical and clinical development activities;
•	costs associated with submitting regulatory approval applications for the Company’s product candidates;
•	costs associated with training physicians on the suprachoroidal injection procedure and educating and providing them with appropriate product candidate information;
•	costs associated with technology and intellectual property licenses;
•	costs for the Company’s research and development facility; and
•	depreciation expense for assets used in research and development activities.

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expenses.

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

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2020, the restricted cash balance was invested in a commercial money market account. The current portion of the restricted cash is recorded in other current assets and the long-term portion is recorded in restricted cash.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on its financial statements and disclosures.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December 31,
		2020	2019
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	121
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
Total property and equipment		1,193	1,138
Less: Accumulated depreciation		(777)	(597)
Property and equipment, net		$416	$541

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development	$234	$359
Accrued employee costs	1,132	1,530
Accrued severance	—	751
Accrued professional fees	56	58
Accrued expense	160	232
	$1,582	$2,930

5. Long-Term Debt

Loan and Security Agreements

On May 14, 2018, the Company entered into a second amended and restated loan and security agreement (the “2nd A&R Loan Agreement”) with Silicon Valley Bank (“SVB”), MidCap Funding III Trust and MidCap Financial Trust (together, “MidCap” and collectively with SVB, the “Lenders”). The 2nd A&R Loan Agreement provided for new term loans of up to $20.0 million, with a floating interest rate equal to 6.50% plus the greater of (i) the 30-day U.S. LIBOR, as reported in the Wall Street Journal on the last business day of the month the immediately precedes the month in which the interest will accrue, or (ii) 1.89%. The 2nd A&R Loan Agreement included, among other things, the ability of the Lenders to accelerate the payment of the term loan in the event of a material adverse change and restrictions on the Company’s ability to sell, assign, license, transfer or otherwise dispose of its assets, including intellectual property assets, without the prior written consent of the Lenders.

The Company borrowed an initial tranche of $10.0 million on May 14, 2018, of which $7.0 million was used to repay all amounts outstanding under a prior loan agreement, including fees associated with the final payment. The prepayment fees were waived. Of the remaining $10.0 million available under the 2nd A&R loan agreement, the Company elected not to draw $5.0 million and the other $5.0 million was not available for draw.

On October 18, 2019, the Company entered into an amendment to the 2nd A&R Loan Agreement with the Lenders. Pursuant to the amendment, the Company repaid $5.0 million of the outstanding principal balance of the $10.0 million term loan. The Company did not pay any final payment or termination fees in connection with the $5.0 million prepayment. In addition, the Company and the Lenders agreed to modify the term loan repayment schedule. As amended, the term loan repayment schedule provided for interest only payments through October 31, 2020, followed by consecutive equal monthly payments of principal and interest in arrears continuing through the maturity date of October 1, 2022. The Company had the option to prepay the outstanding balance in full, subject to a prepayment fee. A final payment of 5.50% of the aggregate borrowed amount was due at maturity of the loan on October 1, 2022, or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default. The term loans under the 2nd A&R loan agreement were secured by substantially all of the Company’s assets.

On May 7, 2020, due to various restrictions and other limiting covenants of the 2nd A&R Loan Agreement, the Company prepaid in full the outstanding $5.0 million principal balance, plus $0.3 million reflecting the final payment fee and accrued interest. The prepayment fees were waived by the Lenders.

Interest expense on the borrowings under the loan agreements described above was $147,000, $804,000 and $791,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Accretion of the scheduled final payment was $59,000, $163,000 and $154,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Accretion of the deferred closing costs was $129,000, $67,000 and $112,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

6. CARES Act Paycheck Protection Program Loan

On April 20, 2020, the Company entered into a loan agreement with SVB (the “PPP Lender”) under the terms of which the PPP Lender made a loan to the Company in an aggregate principal amount of $1.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note (the “Note”) containing the terms and conditions for repayment of the PPP Loan.

Under the terms of the Note and the PPP Loan, interest accrued on the outstanding principal amount at the rate of 1.0% per annum. The term of the Note was until April 2022, with the Company obligated to make equal monthly payments of principal and interest, beginning in November 2020 and continuing until the maturity date.

The CARES Act and the PPP provided a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company could apply for forgiveness for all or a portion of the PPP Loan based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the 24-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount has been used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs qualified for forgiveness.

As of December 31, 2020, the Company had recorded the $1.0 million principal balance of the PPP Loan in current portion of long-term debt on the balance sheet. On January 11, 2021, the Company was notified by the PPP Lender that the PPP Loan had been forgiven for the full amount borrowed under the PPP Loan as well as approximately $7,000 of accrued interest. In accordance with ASC 405-20, Extinguishment of Liabilities, the income from the forgiveness of the amount borrowed amount and the accrued interest will be recognized in the statement of operations as a gain on loan extinguishment in the next reporting period.

7. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2020 and 2019, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2020 and 2019, there were 51,860,941 and 44,413,372 shares of common stock outstanding, respectively.

8. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and had a remaining life of 5.75 years as of December 31, 2020.

9. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2020, under the 2016 Plan, options to purchase 3,794,184 shares of the Company’s common stock were outstanding at a weighted average price of $4.09 per share and 1,068,601 shares remained available for future grant. As of January 1, 2021, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 2,074,437 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2020, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 3,143,038 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2020, options to purchase 436,773 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.53 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Research and development	$1,183	$1,379	$1,766
General and administrative	1,574	2,728	3,004
Total	$2,757	$4,107	$4,770

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	108.13%	109.49%	93.08%
Risk-free interest rate	1.52%	2.49%	2.87%
Expected dividend yield	0.00%	0.00%	0.00%

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

Expected stock price volatility: The Company calculates expected volatility based on the historical volatility of its common stock.

Forfeitures: The Company records forfeitures as they occur.

The following table summarizes the activity related to stock options during the year ended December 31, 2020:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2019	4,104,450	$4.63
Granted	1,100,250	2.31
Exercised	(254,466)	0.89
Cancelled/Forfeited	(702,041)	6.49
Options outstanding at December 31, 2020	4,248,193	3.95

Options exercisable at December 31, 2019	2,452,764	5.44

Options exercisable at December 31, 2020	2,355,900	4.96

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2020 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	2,598,987			8.12	1,011,680			7.08
$3.00 - $6.99	998,120			6.59	725,221			6.25
$7.00 - $8.99	449,308			6.16	432,847			6.12
$9.00 - $20.84	201,778			6.76	186,152			6.71
	4,248,193	$3.95	$2,753	7.49	2,355,900	$4.96	$1,551	6.62

As of December 31, 2020, the Company had $3.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average fair values of all stock options granted for the years ended December 31, 2020, 2019 and 2018 was $1.97 per share, $1.09 per share and $5.98 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2020 was $2.74, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees under the 2016 Plan. The shares underlying the RSU awards have vesting terms of two to four years from the date of grant, subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$375	$177	$—
General and administrative	427	306	—
Total	$802	$483	$—

The following table summarizes the activity related to RSUs during the year ended December 31, 2020:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2019	1,269,300	$0.87
Granted	486,000	2.39
Vested	(981,329)	0.91
Forfeited	(6,700)	0.91
Non-vested RSUs outstanding at December 31, 2020	767,271	1.78

As of December 31, 2020, the Company had $1.0 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings.  The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2021. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2020 was 570,972 shares.

The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2020, 2019 and 2018, the Company issued 35,359, 52,476 and 12,595 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$19	$11	$5
General and administrative	22	9	10
Total	$41	$20	$15

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2020	2019	2018
Deferred tax asset (liability)
Net operating loss carryforwards	$51,414	$46,305	$41,152
Non-deductible accrued expenses	263	422	245
Right-of-use asset	(132)	(138)	-
Lease liability	247	264	-
Deferred rent	—	—	148
Deferred revenue	1,247	—	—
Stock compensation expense	2,044	1,472	899
Depreciation differences	(82)	(94)	(125)
Federal tax credits	8,015	7,249	6,481
State tax credits	381	623	757
Disallowed interest expense	7	99	—
Charitable contributions	—	4	6
Valuation allowance	(63,404)	(56,206)	(49,563)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal tax rate	21.00%	21.00%	21.00%
State tax rate	14.28	—	(0.73)
Permanent difference and other	1.42	(1.33)	(0.33)
Tax credit	2.89	2.06	3.96
Valuation allowance	(39.66)	(21.73)	(20.39)
ASC 740-10	(0.26)	—	(4)
Impact of federal rate change	—	—	—
	0.33%	0.00%	0.00%

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

At December 31, 2020, the Company had a valuation allowance of $63.4 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2020, the Company had income tax NOL carryforwards for federal and state purposes of $232.7 million and $40.7 million, respectively. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of $48.9 million and $2.5 million, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2031, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited beginning in 2021. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

The following is a rollforward of the Company’s uncertain tax positions (in thousands):

	Year Ended December 31,
	2020	2019
Balance of uncertain tax positions at the beginning of the year	$2,903	$2,903
Gross increases - tax positions in prior period	4,665	—
Balance of uncertain tax positions at the end of the year	$7,568	$2,903

As of December 31, 2020 and 2019, there was $7.6 million and $2.9 million, respectively, of unrecognized tax benefit that if recognized would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances. The Company accrued $4.6 million of unrecognized tax benefit and $48,000 of unrecognized tax expenses for the year 2020. The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. No significant amounts of interest or penalties have been recorded as of December 31, 2020

Ownership changes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. It is possible that the Company has undergone an ownership change as defined by Section 382 of the Code or that the Company may undergo such a change in the future. Any such ownership change may limit the Company’s ability to utilize net operating losses.

The Company is subject to taxation in the United States and certain state jurisdictions. As of December 31, 2020, the Company’s tax returns for 2017, 2018 and 2019 are subject to full examination by the tax authorities. As of December 31, 2020, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2017, except to the extent of NOLs generated in prior years claimed on a tax return.

11. Commitments and Contingencies

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

December 31, 2020
Operating lease right-of-use asset	$528

Liabilities
Current portion of operating lease liabilities	$373
Operating lease liabilities	616
Total operating lease liabilities	$989

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2020, the Company’s incremental borrowing rate was 11.0% and the remaining lease term was 2.75 years.

Minimum lease payments were as follows at December 31, 2020 (in thousands):

Year ending December 31,
2021	$392
2022	407
2023	316
Total minimum lease payments	1,115
Less imputed interest	(126)
Total operating lease liabilities	$989

Operating lease cost was $247,000 and $393,000 for the years ended December 31, 2020 and 2019, respectively. Variable lease cost was $95,000 and $83,000 for the years ended December 31, 2020 and 2019, respectively. Short-term lease cost was $12,000 and $20,000 for the years ended December 31, 2020 and 2019, respectively.

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

12. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement with Bausch + Lomb, a division of Bausch Health Companies, Inc. (“Bausch”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products,” and together with XIPERE, the “Products”), subject to specified exceptions, in the United States and Canada (the “Original Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.

On April 27, 2020, the Company and Bausch entered into an amendment to the Company’s License Agreement with Bausch dated October 22, 2019 (as amended, the “Bausch License Agreement”). Pursuant to the Bausch License Agreement, the Company has granted Bausch an exclusive option (the “Option”) to develop, manufacture, distribute, promote, market and commercialize XIPERE in one or more of the following regions: (i) the European Union, including the United Kingdom, (ii) Australia and New Zealand and (iii) South America and Mexico (such regions, the “Additional Regions” and together with the Original Territory, the “Territory”). The Option may be exercised any time before the earlier of regulatory approval of XIPERE in the United States and August 31, 2021.

Pursuant to the Bausch License Agreement, Bausch made an upfront payment of $5.0 million (the “Upfront Payment”) in October 2019, which is subject to a refund if the Bausch License Agreement is terminated in specified circumstances. In addition, Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones (the “Pre-Launch Milestone Payments”) and up to an aggregate of $57.3 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE (including certain regulatory and commercial milestones if Bausch exercises its Option in the European Union) and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Original Territory, as well as a lower royalty on annual net sales of Other Products in the Original Territory and on annual net sales of Xipere in the Additional Regions if Bausch exercises its Option, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Original Territory.

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

Due to the refund provisions in the License Agreement, the upfront payment of $5.0 million received from Bausch was included on the balance sheet as deferred revenue as of December 31, 2020 and 2019 and will remain in deferred revenue until the refund provisions lapse.

REGENXBIO, Inc.

On August 29, 2019, the Company entered into an option and license agreement with REGENXBIO, Inc. (“REGENXBIO”) pursuant to which the Company granted REGENXBIO an exclusive option to enter into a commercial license agreement (the “Option”), which grants REGENXBIO an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of adeno-associated virus-based gene therapies for the treatment of wet age-related macular degeneration, diabetic retinopathy and other conditions for which anti-vascular endothelial growth factor treatment is currently the standard of care. REGENXBIO exercised the Option in October 2019 and paid the Company an option fee equal to $2.0 million, less a credit of $0.5 million previously received under a technology access agreement. In addition, REGENXBIO has agreed to pay the Company up to an aggregate of $34.0 million in milestone payments upon the achievement of specified development milestones and up to an aggregate of $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term. In September 2020, the Company received $3.0 million in milestone payments under the Option.

Arctic Vision (Hong Kong) Limited

On March 10, 2020, the Company entered into a License Agreement (the “License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the License Agreement, the Company has granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea (the “Territory”). Under the terms of the License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in China, Hong Kong, Macau, Taiwan and South Korea (the “Arctic Territory”). In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

Pursuant to the License Agreement, Arctic Vision has agreed to pay the Company up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million as well as an aggregate of up to $31.5 million in development milestone payments for specified events prior to and including receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. In March 2020, the Company received an upfront payment of $4.0 million under the License Agreement.

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $200,000, $105,000 and $30,000 of revenue from these agreements during the years ended December 31, 2020, 2019 and 2018, respectively.

13. Fair Value Measurements

The Company’s material financial instruments at December 31, 2020 and 2019 consisted primarily of cash and cash equivalents and long-term debt. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates.

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

The following tables summarize the fair value of financial assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$17,287	$—	$—	$17,287
Restricted cash money market	360	—	—	360
Total financial assets	$17,647	$—	$—	$17,647

	December 31, 2019
	Level 1	Level 2	Level 3	Recorded Value
Financial Assets:
Cash and money markets	$22,595	$—	$—	$22,595
Restricted cash money market	360	—	—	360
Total financial assets	$22,955	$—	$—	$22,955

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Outstanding stock options	4,248,193	4,104,450	3,075,349
Non-vested restricted stock units	767,271	1,269,300	—
Stock purchase warrants	29,796	29,796	29,796
	5,045,260	5,403,546	3,105,145

15. Related Party Transactions

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

On December 10, 2020, the board of directors of the Company adopted resolutions (the “Resolutions”) approving the ratification of the issuance of certain shares of Common Stock, pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). A copy of the Resolutions adopted by the board of directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is attached hereto as Exhibit 99.1.  Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought within the later of (i) 120 days from the validation effective time (which is December 10, 2020) and (ii) the giving of this notice (which is deemed given on the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission).

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

4.4

Description of Common Stock of Clearside Biomedical, Inc. (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 13, 2020).

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

10.11

Second Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated December 12, 2016 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 16, 2017).

10.12

Sales Agreement, dated June 30, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on July 3, 2017).

10.13	+

Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Charles A. Deignan, dated as of August 3, 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.14	+

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

10.16	+

Change in Control Equity Acceleration Plan, amending the Registrant’s 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2018.)

10.17

Third Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated April 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.18	##

License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of October 22, 2019 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 13, 2020).

10.19	##

First Amendment to License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of April 27, 2020. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 10, 2020).

10.20	+

Letter Agreement, by and between the Registrant and George Lasezkay, dated April 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on April 17, 2019).

10.21	+

Amendment to Offer Letter Agreement, by and between the Registrant and George Lasezkay, dated as of August 6, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.22	##

Option and License Agreement by and between the Registrant and REGENXBIO Inc., dated as of August 29, 2019 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 13, 2020).

10.23	##

License Agreement by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of March 20, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on May 8, 2020).

10.24	+

Executive Employment Agreement, by and between the Registrant and Thomas Ciulla, dated as of June 24, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 10, 2020).

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

99.1	*	Resolutions adopted by the Board of Directors of the Registrant setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
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

##

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit (indicated by asterisks) have been omitted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 15, 2021		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021

/s/ William D. Humphries William D. Humphries	Director	March 15, 2021

/s/ Richard Croarkin Richard Croarkin	Director	March 15, 2021

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 15, 2021

/s/ Nancy J. Hutson Nancy J. Hutson	Director	March 15, 2021

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 15, 2021

/s/Clay B. Thorp Clay B. Thorp	Director	March 15, 2021