Form 10-Q
period 2021-03-31
Clearside Biomedical, Inc.
filed 2021-05-17
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 57,578,725 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,147	$17,287
Prepaid expenses	410	722
Other current assets	142	109
Total current assets	26,699	18,118
Property and equipment, net	371	416
Operating lease right-of-use asset	491	528
Restricted cash	260	260
Total assets	$27,821	$19,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,343	$1,997
Accrued liabilities	2,577	1,582
Current portion of long-term debt	—	991
Current portion of operating lease liabilities	377	373
Deferred revenue	5,000	5,000
Total current liabilities	10,297	9,943
Operating lease liabilities	539	616
Total liabilities	10,836	10,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 57,578,725 and 51,860,941 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	58	52
Additional paid-in capital	280,145	264,578
Accumulated deficit	(263,218)	(255,867)
Total stockholders’ equity	16,985	8,763
Total liabilities and stockholders’ equity	$27,821	$19,322

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
License and other revenue	$34	$4,097
Operating expenses:
Research and development	5,490	3,811
General and administrative	2,893	3,122
Total operating expenses	8,383	6,933
Loss from operations	(8,349)	(2,836)
Other income	998	—
Other expense	—	(75)
Net loss	$(7,351)	$(2,911)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.07)
Weighted average shares outstanding — basic and diluted	57,038,664	44,753,510

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	$58	$280,145	$(263,218)	$16,985

	Three Months Ended March 31, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	$45	$250,963	$(240,568)	$10,440

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(7,351)	$(2,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	45
Share-based compensation expense	1,154	1,001
Gain on extinguishment of debt	(998)	—
Non-cash interest expense	—	10
Accretion of debt discount	—	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	279	49
Other assets and liabilities	(36)	68
Accounts payable and accrued liabilities	1,348	(1,086)
Net cash used in operating activities	(5,559)	(2,803)
Investing activities
Acquisition of property and equipment	—	(55)
Net cash used in investing activities	—	(55)
Financing activities
Proceeds from registered direct offering, net of issuance costs	11,078	—
Proceeds from at-the-market sales agreement, net of issuance costs	3,249	1,193
Proceeds from exercise of stock options	38	—
Proceeds from shares issued under employee stock purchase plan	54	—
Net cash provided by financing activities	14,419	1,193
Net increase (decrease) in cash, cash equivalents and restricted cash	8,860	(1,665)
Cash, cash equivalents and restricted cash, beginning of period	17,647	22,955
Cash, cash equivalents and restricted cash, end of period	$26,507	$21,290
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$998	$—

Reconciliation of cash, cash equivalents and restricted cash:

	March 31,
	2021	2020
Cash and cash equivalents	$26,147	$20,930
Restricted cash	360	360
Cash, cash equivalents and restricted cash at end of period	$26,507	$21,290

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

Liquidity

The Company had cash and cash equivalents of $26.1 million as of March 31, 2021. On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional purchasers that purchased 4.2 million shares of its common stock in a registered direct offering at a price of $2.851 per share. The Company raised net proceeds of $11.1 million after deducting offering expenses. In addition, during the three months ended March 31, 2021, the Company sold 1.2 million shares of its common stock for net proceeds of $3.2 million under its at-the-market agreement with Cowen and Company, LLC.

The Company has funded its operations primarily through the sale of common stock and convertible preferred stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, May 17, 2021, will enable it to fund its planned operating expenses and capital expenditure requirements into the first quarter of 2022. This estimate does not give effect to additional development milestone payments the Company might receive under the agreements with Bausch, REGENXBIO or Arctic Vision, or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31 2021, statements of operations for the three months ended March 31, 2021 and 2020, statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, its results of its operations for the three months ended March 31, 2021 and 2020, its changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Effects of COVID-19

The COVID-19 pandemic has created global volatility, economic uncertainty and general market disruption. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,193
Less: Accumulated depreciation		(822)	(777)
		$371	$416

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development	$1,813	$234
Accrued employee costs	494	1,132
Accrued professional fees	60	56
Accrued expense	210	160
	$2,577	$1,582

5. CARES Act Paycheck Protection Program Loan

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. On January 11, 2021, the Company was notified by the PPP Lender that the PPP Loan had been forgiven in full, including approximately $7,000 of accrued interest. In accordance with ASC 405-20, Extinguishment of Liabilities, the income from the forgiveness of the amount borrowed and the accrued interest was recognized in the statement of operations in other income as a gain on extinguishment of debt.

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2021 and December 31, 2020, there were 57,578,725 and 51,860,941 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 5.75 years as of March 31, 2021.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$377	$306
General and administrative	422	413
Total	$799	$719

The following table summarizes the activity related to stock options during the three months ended March 31, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2020	4,248,193	$3.95
Granted	1,631,156	4.01
Exercised	(62,493)	0.59
Forfeited	—	—
Options outstanding at March 31, 2021	5,816,856	4.00

Options exercisable at December 31, 2020	2,355,900	4.96

Options exercisable at March 31, 2021	2,708,298	4.76

As of March 31, 2021, the Company had $8.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees from the 2016 Plan. The shares underlying the RSU awards have vesting terms of two to four years from the date of grant subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$171	$306
General and administrative	170	413
Total	$341	$719

The following table summarizes the activity related to RSUs during the three months ended March 31, 2021:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2020	767,271	$1.78
Granted	965,344	4.01
Vested	(227,754)	1.72
Non-vested RSUs outstanding at March 31, 2021	1,504,861	3.22

As of March 31, 2021, the Company had $4.6 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 3.5 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$8	$306
General and administrative	6	413
Total	$14	$719

During the three months ended March 31, 2021, the Company issued 31,908 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

March 31, 2021
Operating lease right-of-use asset	$491

Liabilities
Current portion of operating lease liabilities	$377
Operating lease liabilities	539
Total operating lease liabilities	$916

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2021, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 2.50 years.

Minimum lease payments were as follows at March 31, 2021 (in thousands):

Year Ending December 31,
2021	297
2022	407
2023	316
Total minimum lease payments	1,020
Less imputed interest	(104)
Total operating lease liabilities	$916

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each the three months ended March 31, 2021 and 2020. Variable lease cost was $24,000 for each of the three months ended March 31, 2021 and 2020. Short-term lease cost was $2,000 and $4,000 for the three months ended March 31, 2021 and 2020, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $95,000 and $92,000 for the three months ended March 31, 2021 and 2020, respectively.

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

 Due to the refund provisions in the License Agreement, the upfront payment of $5.0 million received from Bausch was included on the balance sheet as deferred revenue as of March 31, 2021 and December 31, 2020 and will remain in deferred revenue until the refund provisions lapse.

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

 Pursuant to the License Agreement, Arctic Vision paid the Company an upfront payment of $4.0 million in March 2020. In addition, Arctic Vision has agreed to pay up to $31.5 million in development milestone payments for specified events, including $4.0 million upon receipt of approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country.

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

The Company’s material financial instruments at March 31, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	5,816,856	4,998,105
Non-vested restricted stock units	1,504,861	1,648,600
Stock purchase warrants	29,796	29,796
	7,351,513	6,676,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, under the heading “Risk Factors”. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020 appearing in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.

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

Internal Pipeline

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

In August 2020, we secured a new contract manufacturing organization, or CMO, to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization after our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being prepared for an FDA pre-approval inspection on our timeline. The new CMO generated the data requested by the FDA, and we resubmitted the XIPERE NDA in April 2021.  We expect the FDA will review the NDA within six months of the resubmission date.

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

In August 2020, we announced that the U.S. Food and Drug Administration, or FDA, had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In March 2021, we completed patient dosing in the first cohort of OASIS and we expect to report data from this cohort in June 2021. Once the first cohort is completed and reviewed by the Safety Monitoring Committee, we expect to begin enrolling patients in the second cohort.

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

External Collaborations Pipeline

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

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV,-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and certain other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO is currently conducting two Phase 2 clinical trials using our SCS Microinjector technology: the Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy.  REGENXBIO expects to report data from both clinical trials in the second half of 2021.

In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Aura is currently conducting a Phase 2 clinical trial for the treatment of choroidal melanoma.

In March 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea, or the Arctic Territory. In December 2020, Arctic Vision announced approval of its IND for a Phase 3 clinical trial of XIPERE in China and they expect to begin Phase 3 clinical trials later this year.

These partnerships enable us to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we received $11.1 million of non-dilutive capital in the form of upfront payments during 2019 and 2020, and we are eligible to receive up to an aggregate of more than $200 million in potential future development and sales milestones, as well as and royalties from net sales of covered products.

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2021, we had an accumulated deficit of $263.2 million. We recorded net losses of $7.3 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we expect clinical trial expenses to increase in 2021 as a result of our Phase 1/2a clinical trial of CLS-AX. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund our planned operations into the first quarter of 2022.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three months ended March 31, 2021 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2021. We continue to operate normally with the exception of enabling our employees to work from home and abiding by travel restrictions issued by federal and local governments.

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

The following table shows our research and development expenses by program for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
XIPERE (uveitis program)	$1,473	$613
CLS-AX (wet AMD program)	1,278	385
Total	2,751	998
Unallocated	2,739	2,813
Total research and development expense	$5,490	$3,811

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

Other Income (Expense)

Other income consists of the gain on the extinguishment of the PPP Loan and accrued interest and interest income earned on our cash and cash equivalents and short-term investments. Interest income is not considered significant to our financial statements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2021.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Period-to-Period
	2021	2020	Change
	(in thousands)
License and other revenue	$34	$4,097	$(4,063)
Operating expenses:
Research and development	5,490	3,811	1,679
General and administrative	2,893	3,122	(229)
Total operating expenses	8,383	6,933	1,450
Loss from operations	(8,349)	(2,836)	(5,513)
Other income	998	—	998
Other expense	—	(75)	75
Net loss	$(7,351)	$(2,911)	$(4,440)

Revenue. In the three months ended March 31, 2021 and 2020, we recognized $34,000 and $4.1 million, respectively, of revenue associated with our license agreements. License revenue for the three months ended March 31, 2020 was primarily a result of milestone payments of $4.0 million received from Arctic.

Research and development. Research and development expense increased by $1.7 million, from $3.8 million for the three months ended March 31, 2020 to $5.5 million for the three months ended March 31, 2021. This increase was primarily due to a $1.7 million increase in costs for the for CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, and costs related drug manufacturing for XIPERE.

General and administrative. General and administrative expenses decreased by $0.2 million, from $3.1 million for the three months ended March 31, 2020 to $2.9 million for the three months ended March 31, 2021. This was primarily attributable to a decrease in professional fees.

Other income. Other income for the three months ended March 31, 2021 was comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Other expense. Other expense for the three months ended March 31, 2020 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2021, we had cash and cash equivalents of $26.1 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2021, our funds were held in cash and money market funds.

In April 2020, we entered into a loan agreement with Silicon Valley Bank under the terms of which Silicon Valley bank loaned us $1.0 million, or the PPP Loan, pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. In accordance with the requirements of the CARES Act, we used the proceeds primarily for payroll costs and other eligible expenses. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. On January 11, 2021, we received notification from Silicon Valley Bank that the PPP loan was forgiven in full, including approximately $7,000 of accrued interest.

In March 2020, we entered into the Arctic License Agreement, pursuant to which Arctic Vision has agreed to pay us up to a total of $35.5 million. This amount includes an upfront payment of $4.0 million, which we received in March 2020, as well as an aggregate of up to $31.5 million in potential development milestone payments for specified events, including $4.0 million upon regulatory approval of XIPERE in the United States and potential sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions.

In October 2019, we announced that Bausch acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. In connection with this license Bausch has agreed to make additional payments of up to $15.0 million upon the achievement of specified pre-launch development and regulatory milestones.

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the three months ended March 31, 2021, we sold 1.2 million shares of our common stock for net proceeds of $3.2 million under the ATM agreement. As of March 31, 2021, there was $23.7 million available for sales of our common stock under the ATM agreement.

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

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can obtain FDA approval to market and then generate significant milestone payments and royalties from XIPERE and other licensing arrangements or revenues from other product candidates. We will need additional financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this report. Our plans primarily consist of raising additional capital, potentially in a combination of equity or debt financings or restructurings, or potentially entering into additional collaborations, partnerships and other strategic arrangements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, May 17, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2022. This estimate does not give effect to additional development milestone payments we might receive under the agreements with Bausch, REGENXBIO or Arctic Vision, or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. .

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(5,559)	$(2,803)
Investing activities	—	(55)
Financing activities	14,419	1,193
Net change in cash and cash equivalents	$8,860	$(1,665)

During the three months ended March 31, 2021 and 2020, our operating activities used net cash of $5.6 million and $2.8 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss to $7.4 million for the three months ended March 31, 2021 as compared to $2.9 million for the three months ended March 31, 2020 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program in the three months ended March 31, 2021 and the receipt of $4.0 million in license revenue in the three months ended March 31, 2020.

During the three months ended March 31, 2020, our net cash used in investing activities was $55,000 for the purchase of equipment.

During the three months ended March 31, 2021 our net cash provided by financing activities was $14.4 million. This primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $3.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement. During the three months ended March 31, 2020, our net cash provided by financing activities was $1.2 million consisting of net proceeds from the sale of shares of common stock under the ATM agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

See Item 1, “Financial Statements – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting. However, we continue to monitor and assess the potential impact of the COVID-19 pandemic on our control environment.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. These risks could be amplified by the COVID-19 pandemic and its potential impact on the global economy generally and our business and industry in particular. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 15, 2021. There have been no material changes to the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Clearside Biomedical, Inc.

Date: May 17, 2021	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)