Form 10-Q
period 2021-06-30
Clearside Biomedical, Inc.
filed 2021-08-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 59,479,568 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,414	$17,287
Prepaid expenses	359	722
Other current assets	880	109
Total current assets	27,653	18,118
Property and equipment, net	327	416
Operating lease right-of-use asset	452	528
Restricted cash	160	260
Total assets	$28,592	$19,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,220	$1,997
Accrued liabilities	2,196	1,582
Current portion of long-term debt	—	991
Current portion of operating lease liabilities	380	373
Deferred revenue	5,000	5,000
Total current liabilities	8,796	9,943
Operating lease liabilities	458	616
Total liabilities	9,254	10,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 59,091,591 and 51,860,941 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	59	52
Additional paid-in capital	288,592	264,578
Accumulated deficit	(269,313)	(255,867)
Total stockholders’ equity	19,338	8,763
Total liabilities and stockholders’ equity	$28,592	$19,322

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License and other revenue	$780	$354	$814	$4,451
Operating expenses:
Research and development	4,060	3,300	9,550	7,111
General and administrative	2,816	2,611	5,709	5,733
Total operating expenses	6,876	5,911	15,259	12,844
Loss from operations	(6,096)	(5,557)	(14,445)	(8,393)
Other income	1	—	999	—
Other expense	—	(197)	—	(272)
Net loss	$(6,095)	$(5,754)	$(13,446)	$(8,665)
Net loss per share of common stock — basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.19)
Weighted average shares outstanding — basic and diluted	57,745,465	45,214,500	57,394,017	44,984,005

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	58	280,145	(263,218)	16,985
Issuance of common shares under at-the-market sales agreement	1,397,436	1	7,083	—	7,084
Exercise of stock options	21,673	—	33	—	33
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Share-based compensation expense	—	—	1,331	—	1,331
Net loss	—	—	—	(6,095)	(6,095)
Balance at June 30, 2021	59,091,591	$59	$288,592	$(269,313)	$19,338

	Six Months Ended June 30, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	45	250,963	(240,568)	10,440
Issuance of common shares under at-the-market sales agreement	800,170	1	1,606	—	1,607
Exercise of stock options	58,333	—	72	—	72
Vesting and settlement of restricted stock units	512,550	—	—	—	—
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Share-based compensation expense	—	—	891	—	891
Net loss	—	—	—	(5,754)	(5,754)
Balance at June 30, 2020	46,274,970	$46	$253,563	$(246,322)	$7,287

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(13,446)	$(8,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	90
Share-based compensation expense	2,485	1,892
Gain on extinguishment of debt	(998)	—
Non-cash interest expense	—	59
Accretion of debt discount	—	129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(408)	1,418
Other assets and liabilities	(75)	(68)
Accounts payable and accrued liabilities	(156)	(878)
Net cash used in operating activities	(12,509)	(6,023)
Investing activities
Acquisition of property and equipment	—	(55)
Net cash provided by (used in) investing activities	—	(55)
Financing activities
Proceeds from registered direct offering, net of issuance costs	11,078	—
Proceeds from at-the-market sales agreement, net of issuance costs	10,333	2,800
Proceeds from exercise of stock options	71	72
Proceeds from shares issued under employee stock purchase plan	54	31
Proceeds from long-term debt	—	991
Payments made on long-term debt	—	(5,340)
Net cash provided by (used in) financing activities	21,536	(1,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,027	(7,524)
Cash, cash equivalents and restricted cash, beginning of period	17,647	22,955
Cash, cash equivalents and restricted cash, end of period	$26,674	$15,431
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$998	$—

Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2021	2020
Cash and cash equivalents	$26,414	$15,071
Restricted cash (including $100 for each period recorded in other current assets)	260	360
Cash, cash equivalents and restricted cash at end of period	$26,674	$15,431

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

Liquidity

The Company had cash and cash equivalents of $26.4 million as of June 30, 2021. On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional purchasers that purchased 4.2 million shares of its common stock in a registered direct offering at a price of $2.851 per share. The Company raised net proceeds of $11.1 million after deducting offering expenses. During the six months ended June 30, 2021, the Company sold 2.6 million shares of its common stock for net proceeds of $10.3 million under its at-the-market agreement with Cowen and Company, LLC. Subsequent to June 30, 2021, the Company sold an additional 0.3 million shares of its common stock for net proceeds of $1.9 million under its at-the-market agreement with Cowen and Company, LLC.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, August 10, 2021, will enable it to fund its planned operating expenses and capital expenditure requirements into the second quarter of 2022. This estimate does not give effect to additional development milestone payments the Company might receive under the agreements with Bausch, REGENXBIO or Arctic Vision, or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30 2021, statements of operations for the three and six months ended June 30, 2021 and 2020, statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, its results of its operations for the three and six months ended June 30, 2021 and 2020, its changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the six months ended June 30, 2021 are not indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2021	December 31, 2020
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,193
Less: Accumulated depreciation		(866)	(777)
		$327	$416

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development	$1,095	$234
Accrued employee costs	837	1,132
Accrued professional fees	27	56
Accrued expense	237	160
	$2,196	$1,582

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

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of June 30, 2021 and December 31, 2020, there were 59,091,591 and 51,860,941 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 5.50 years as of June 30, 2021.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$414	$286	$791	$592
General and administrative	514	379	936	792
Total	$928	$665	$1,727	$1,384

The following table summarizes the activity related to stock options during the six months ended June 30, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2020	4,248,193	$3.95
Granted	1,794,906	3.93
Exercised	(84,166)	0.83
Forfeited	—	—
Options outstanding at June 30, 2021	5,958,933	3.99

Options exercisable at December 31, 2020	2,355,900	4.96

Options exercisable at June 30, 2021	3,015,204	4.55

As of June 30, 2021, the Company had $7.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$196	$109	$367	$234
General and administrative	192	114	362	268
Total	$388	$223	$729	$502

The following table summarizes the activity related to RSUs during the six months ended June 30, 2021:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2020	767,271	$1.78
Granted	965,344	4.01
Vested	(321,511)	1.43
Non-vested RSUs outstanding at June 30, 2021	1,411,104	3.39

As of June 30, 2021, the Company had $4.2 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 3.3 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$9	$1	$17	$2
General and administrative	6	2	12	4
Total	$15	$3	$29	$6

During the six months ended June 30, 2021, the Company issued 31,908 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

June 30, 2021
Operating lease right-of-use asset	$452

Liabilities
Current portion of operating lease liabilities	$380
Operating lease liabilities	458
Total operating lease liabilities	$838

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2021, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 2.25 years.

Minimum lease payments were as follows at June 30, 2021 (in thousands):

Year Ending December 31,
2021	$198
2022	407
2023	316
Total minimum lease payments	921
Less imputed interest	(83)
Total operating lease liabilities	$838

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each of the three months ended June 30, 2021 and 2020, and $123,000 for each of the six months ended June 30, 2021 and 2020. Variable lease cost was $24,000 for each of the three months ended June 30, 2021 and 2020, and $47,000 for each of the six months ended June 30, 2021 and 2020. Short-term lease cost was $2,000 and $4,000 for the three months ended June 30, 2021 and 2020, respectively, and $4,000 and $8,000 for the six months ended June 30, 2021 and 2020, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $194,000 and $187,000 for the six months ended June 30, 2021 and 2020, respectively.

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

 Due to the refund provisions in the License Agreement, the upfront payment of $5.0 million received from Bausch was included on the balance sheet as deferred revenue as of June 30, 2021 and December 31, 2020 and will remain in deferred revenue until the refund provisions lapse.

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

 Pursuant to the License Agreement, Arctic Vision paid the Company an upfront payment of $4.0 million in March 2020. In addition, Arctic Vision has agreed to pay up to $31.5 million in development milestone payments for specified events, including $4.0 million upon receipt of FDA approval of XIPERE in the United States and sales milestone payments for achievement of specified levels of net sales. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country.

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

The Company’s material financial instruments at June 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents and long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	5,958,933	5,034,701	5,958,933	5,034,701
Non-vested restricted stock units	1,411,104	1,236,050	1,411,104	1,236,050
Stock purchase warrants	29,796	29,796	29,796	29,796
	7,399,833	6,300,547	7,399,833	6,300,547

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

In August 2020, we secured a new contract manufacturing organization, or CMO, to manufacture the registration batches of XIPERE for the resubmission of our NDA, as well as to manufacture batches of XIPERE for potential commercialization after our prior CMO notified us that they were no longer willing to serve as our commercial supplier for XIPERE and that they were uncertain about being prepared for an FDA pre-approval inspection on our timeline. The new CMO generated the data requested by the FDA, and we resubmitted the XIPERE NDA in April 2021.  In May 2021, the FDA accepted the resubmitted NDA and assigned a Prescription Drug User Fee Act action date of October 30, 2021.

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

In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In March 2021, we completed patient dosing in Cohort 1 of OASIS and in June 2021, reported that we achieved our safety and tolerability endpoints. We began enrolling patients in Cohort 2 and expect to report data by the end of 2021.

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

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV,-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and certain other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO is currently conducting two Phase 2 clinical trials using our SCS Microinjector technology: the Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy.  REGENXBIO expects to report interim data from both clinical trials in the second half of 2021.

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

These partnerships enable us to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we are eligible to receive up to an aggregate of more than $200 million in potential future development and sales milestones, as well as and royalties from net sales of covered products.

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2021, we had an accumulated deficit of $269.3 million. We recorded net losses of $6.1 million and $5.8 million for the three months ended June 30, 2021 and 2020, respectively, and net losses of $13.4 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until we successfully complete necessary development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we expect clinical trial expenses to increase in 2021 as a result of our Phase 1/2a clinical trial of CLS-AX. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund our planned operations into the second quarter of 2022.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three and six months ended June 30, 2021 were not significantly impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2021. We continue to operate normally with the exception of enabling our employees to work from home and abiding by travel restrictions issued by federal and local governments.

As the COVID-19 pandemic continues, we may experience other disruptions that could severely impact our business, results of operations and prospects. The extent to which COVID-19 may impact our business, preclinical development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and the impact of new variants or mutations of the coronavirus, such as the Delta variant.

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

The following table shows our research and development expenses by program for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
XIPERE (uveitis program)	$402	$654	$1,875	$1,267
CLS-AX (wet AMD program)	763	566	2,041	951
Total	1,165	1,220	3,916	2,218
Unallocated	2,895	2,080	5,634	4,893
Total research and development expense	$4,060	$3,300	$9,550	$7,111

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2021.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Period-to-Period
	2021	2020	Change
	(in thousands)
License and other revenue	$780	$354	$426
Operating expenses:
Research and development	4,060	3,300	760
General and administrative	2,816	2,611	205
Total operating expenses	6,876	5,911	965
Loss from operations	(6,096)	(5,557)	(539)
Other income	1	—	1
Other expense	—	(197)	197
Net loss	$(6,095)	$(5,754)	$(341)

Revenue. In the three months ended June, 2021 and 2020, we recognized $0.8 million and $0.2 million, respectively, of revenue associated with our license agreements. License revenue for the three months ended June 30, 2021 was primarily a result of a milestone payment received from Arctic.

Research and development. Research and development expense increased by $0.8 million, from $3.3 million for the three months ended June 30, 2020 to $4.1 million for the three months ended June 30, 2021. This increase was due to a $0.5 million increase in employee related costs and a $0.1 million increase in costs for the for CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX. In addition, the prior year included a research and development tax credit of $0.5 million. These increases were partially offset by $0.3 million decrease in costs in our other programs.

General and administrative. General and administrative expenses increased by $0.2 million, from $2.6 million for the three months ended June 30, 2020 to $2.8 million for the three months ended June 30, 2021. This was primarily attributable to an increase in employee related costs.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Period-to-Period
	2021	2020	Change
	(in thousands)
License and other revenue	$814	$4,451	$(3,637)
Operating expenses:
Research and development	9,550	7,111	2,439
General and administrative	5,709	5,733	(24)
Total operating expenses	15,259	12,844	2,415
Loss from operations	(14,445)	(8,393)	(6,052)
Other income	999	—	999
Other expense	—	(272)	272
Net loss	$(13,446)	$(8,665)	$(4,781)

Revenue. In the six months ended June 30, 2021 and 2020, we recognized $0.8 million and $4.5 million, respectively, of revenue associated with our license agreements. License revenue for the six months ended June 30, 2021 and 2020 was primarily a result of milestone payments of $0.8 million and $4.0 million, respectively, received from Arctic.

Research and development. Research and development expense increased by $2.4 million, from $7.1 million for the six months ended June 30, 2020 to $9.6 million for the six months ended June 30, 2021. This increase was primarily due to a $1.8 million increase in costs for the for CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, and costs related drug manufacturing for XIPERE. In addition, employee related costs increased $0.8 million during the same period.

General and administrative. General and administrative expenses remained relatively the same for the six months ended June 30, 2021 and 2020 .

Other income.  Other income for the six months ended June 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Other expense. Other expense for the six months ended June 30, 2020 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of June 30, 2021, we had cash and cash equivalents of $26.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2021, our funds were held in cash and money market funds.

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

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the six months ended June 30, 2021, we sold 2.6 million shares of our common stock for net proceeds of $10.3 million under the ATM agreement. As of June 30, 2021, there was $16.4 million available for sales of our common stock under the ATM agreement. Subsequent to June 30, 2021, we sold 0.3 million shares of our common stock for net proceeds of $1.9 million.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, August 10, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2022. This estimate does not give effect to additional development milestone payments we might receive under the agreements with Bausch, REGENXBIO or Arctic Vision, or in connection with any other potential license or collaboration agreement for XIPERE or any future product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(12,509)	$(6,023)
Investing activities	—	(55)
Financing activities	21,536	(1,446)
Net change in cash and cash equivalents	$9,027	$(7,524)

During the six months ended June 30, 2021 and 2020, our operating activities used net cash of $12.5 million and $6.0 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss to $13.4 million for the six months ended June 30, 2021 as compared to $8.7 million for the six months ended June 30, 2020 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program in the six months ended June 30, 2021 and the receipt of $4.0 million in license revenue in the six months ended June 30, 2020.

During the six months ended June 30, 2020, our net cash used in investing activities was $55,000, due to the purchase of equipment.

During the six months ended June 30, 2021 our net cash provided by financing activities was $21.5 million. This primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $10.3 million of net proceeds from the sale of shares of our common stock under the ATM agreement. During the six months ended June 30, 2020, our net cash used in financing activities consisted of payment of $5.3 million under our credit facility, partially offset by $2.8 million of net proceeds from the sale of shares of our common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting. However, we continue to monitor and assess the potential impact of the COVID-19 pandemic on our control environment.

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

Clearside Biomedical, Inc.

Date: August 10, 2021	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)