Form 10-Q
period 2021-09-30
Clearside Biomedical, Inc.
filed 2021-11-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 59,666,519 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$25,217	$17,287
Prepaid expenses	1,187	722
Other current assets	119	109
Total current assets	26,523	18,118
Property and equipment, net	283	416
Operating lease right-of-use asset	412	528
Restricted cash	160	260
Total assets	$27,378	$19,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$776	$1,997
Accrued liabilities	2,996	1,582
Current portion of long-term debt	—	991
Current portion of operating lease liabilities	384	373
Deferred revenue	5,000	5,000
Total current liabilities	9,156	9,943
Operating lease liabilities	374	616
Total liabilities	9,530	10,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 59,626,519 and 51,860,941 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	60	52
Additional paid-in capital	291,988	264,578
Accumulated deficit	(274,200)	(255,867)
Total stockholders’ equity	17,848	8,763
Total liabilities and stockholders’ equity	$27,378	$19,322

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License and other revenue	$3,074	$3,432	$3,888	$7,883
Operating expenses:
Research and development	5,147	3,490	14,697	10,601
General and administrative	2,816	2,374	8,525	8,107
Total operating expenses	7,963	5,864	23,222	18,708
Loss from operations	(4,889)	(2,432)	(19,334)	(10,825)
Other income	2	—	1,001	—
Other expense	—	(1)	—	(273)
Net loss	$(4,887)	$(2,433)	$(18,333)	$(11,098)
Net loss per share of common stock — basic and diluted	$(0.08)	$(0.05)	$(0.32)	$(0.24)
Weighted average shares outstanding — basic and diluted	59,474,346	46,976,649	58,095,080	45,653,068

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	58	280,145	(263,218)	16,985
Issuance of common shares under at-the-market sales agreement	1,397,436	1	7,083	—	7,084
Exercise of stock options	21,673	—	33	—	33
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Share-based compensation expense	—	—	1,331	—	1,331
Net loss	—	—	—	(6,095)	(6,095)
Balance at June 30, 2021	59,091,591	59	288,592	(269,313)	19,338
Issuance of common shares under at-the-market sales agreement	307,404	1	1,874	—	1,875
Exercise of stock options	100,194	—	149	—	149
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Issuance of common shares under employee stock purchase plan	33,573	—	57	—	57
Share-based compensation expense	—	—	1,316	—	1,316
Net loss	—	—	—	(4,887)	(4,887)
Balance at September 30, 2021	59,626,519	$60	$291,988	$(274,200)	$17,848

	Nine Months Ended September 30, 2020
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	455,186	1	1,192	—	1,193
Share-based compensation expense	—	—	1,001	—	1,001
Net loss	—	—	—	(2,911)	(2,911)
Balance at March 31, 2020	44,868,558	45	250,963	(240,568)	10,440
Issuance of common shares under at-the-market sales agreement	800,170	1	1,606	—	1,607
Exercise of stock options	58,333	—	72	—	72
Vesting and settlement of restricted stock units	512,550	—	—	—	—
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Share-based compensation expense	—	—	891	—	891
Net loss	—	—	—	(5,754)	(5,754)
Balance at June 30, 2020	46,274,970	46	253,563	(246,322)	7,287
Issuance of common shares under at-the-market sales agreement	1,382,564	2	2,283	—	2,285
Exercise of stock options	194,883	—	144	—	144
Vesting and settlement of restricted stock units	375,025	—	—	—	—
Share-based compensation expense	—	—	841	—	841
Net loss	—	—	—	(2,433)	(2,433)
Balance at September 30, 2020	48,227,442	$48	$256,831	$(248,755)	$8,124

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(18,333)	$(11,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	136
Share-based compensation expense	3,801	2,733
Gain on extinguishment of debt	(998)	—
Non-cash interest expense	—	59
Accretion of debt discount	—	129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(475)	1,441
Other assets and liabilities	(115)	(105)
Accounts payable and accrued liabilities	200	(1,979)
Net cash used in operating activities	(15,787)	(8,684)
Investing activities
Acquisition of property and equipment	—	(55)
Net cash provided by (used in) investing activities	—	(55)
Financing activities
Proceeds from registered direct offering, net of issuance costs	11,078	—
Proceeds from at-the-market sales agreement, net of issuance costs	12,208	5,084
Proceeds from exercise of stock options	220	217
Proceeds from shares issued under employee stock purchase plan	111	31
Proceeds from long-term debt	—	991
Payments made on long-term debt	—	(5,340)
Net cash provided by financing activities	23,617	983
Net increase (decrease) in cash, cash equivalents and restricted cash	7,830	(7,756)
Cash, cash equivalents and restricted cash, beginning of period	17,647	22,955
Cash, cash equivalents and restricted cash, end of period	$25,477	$15,199
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$998	$—

Reconciliation of cash, cash equivalents and restricted cash:

	September 30,
	2021	2020
Cash and cash equivalents	$25,217	$14,839
Restricted cash (including $100 for each period recorded in other current assets)	260	360
Cash, cash equivalents and restricted cash at end of period	$25,477	$15,199

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

(unaudited)

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space (SCS®). Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE™, its other licensees receive regulatory approval and successfully commercializes its product candidates or the Company commercializes its product candidates either on its own or with a third party. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $25.2 million as of September 30, 2021. On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional purchasers that purchased 4.2 million shares of its common stock in a registered direct offering at a price of $2.851 per share. The Company raised net proceeds of $11.1 million after deducting offering expenses. During the nine months ended September 30, 2021, the Company sold 2.9 million shares of its common stock for net proceeds of $12.2 million under its at-the-market agreement with Cowen and Company, LLC.

In August 2021, the Company entered into an amendment to the Arctic Vision License Agreement (as defined in Note 10 - License and Other Agreements) to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, the Company entered into a second amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include Australia and New Zealand. The Company received an aggregate of $3.0 million in consideration for the expansion of the licensed territory.

On October 25, 2021, the Company announced that the U.S. Food and Drug Administration (the "FDA") approved XIPERE (triamcinolone acetonide injectable suspension) for the treatment of macular edema associated with uveitis, a form of eye inflammation. The Company is entitled to an aggregate of $9.0 million in milestone payments related to the approval of XIPERE from Arctic Vision (Hong Kong) Limited and Bausch + Lomb. In addition, the Company is entitled to receive $10.0 million from Bausch upon completion of pre-launch activities for XIPERE. Bausch expects to launch XIPERE in the United States in the first quarter of 2022.

The Company has funded its operations primarily through the sale of common stock and convertible preferred stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its licensees' commercialization of XIPERE. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, November 10, 2021, will enable it to fund its planned operating expenses and capital expenditure requirements into 2023. This estimate assumes receipt of the $9.0 million of milestone payments that the Company is entitled receive from its licensees as a result of the FDA approval of XIPERE. In addition, the estimate assumes receipt of the $10.0 million milestone payment that the Company is entitled to receive from Bausch upon completion of pre-launch activities for XIPERE. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2021, statements of operations for the three and nine months ended September 30, 2021 and 2020, statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, its results of its operations for the three and nine months ended September 30, 2021 and 2020, its changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the nine months ended September 30, 2021 are not indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2021	December 31, 2020
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,193	1,193
Less: Accumulated depreciation		(910)	(777)
		$283	$416

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development	$1,594	$234
Accrued employee costs	1,145	1,132
Accrued professional fees	82	56
Accrued expense	175	160
	$2,996	$1,582

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

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of September 30, 2021 and December 31, 2020, there were 59,626,519 and 51,860,941 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 5.0 years as of September 30, 2021.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$391	$290	$1,182	$882
General and administrative	525	384	1,461	1,176
Total	$916	$674	$2,643	$2,058

The following table summarizes the activity related to stock options during the nine months ended September 30, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2020	4,248,193	$3.95
Granted	1,794,906	3.93
Exercised	(184,360)	1.19
Forfeited	—	—
Options outstanding at September 30, 2021	5,858,739	4.03

Options exercisable at December 31, 2020	2,355,900	4.96

Options exercisable at September 30, 2021	3,081,524	4.58

As of September 30, 2021, the Company had $6.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$194	$70	$561	$304
General and administrative	190	80	552	348
Total	$384	$150	$1,113	$652

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2021:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2020	767,271	$1.78
Granted	965,344	4.01
Vested	(415,268)	1.27
Non-vested RSUs outstanding at September 30, 2021	1,317,347	3.58

As of September 30, 2021, the Company had $3.8 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 3.1 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$12	$10	$29	$12
General and administrative	4	7	16	11
Total	$16	$17	$45	$23

During the nine months ended September 30, 2021, the Company issued 65,481 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

September 30, 2021
Operating lease right-of-use asset	$412

Liabilities
Current portion of operating lease liabilities	$384
Operating lease liabilities	374
Total operating lease liabilities	$758

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2021, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 2.0 years.

Minimum lease payments were as follows at September 30, 2021 (in thousands):

Year Ending December 31,
2021	$99
2022	407
2023	316
Total minimum lease payments	822
Less imputed interest	(64)
Total operating lease liabilities	$758

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each of the three months ended September 30, 2021 and 2020, and $185,000 for each of the nine months ended September 30, 2021 and 2020. Variable lease cost was $24,000 for each of the three months ended September 30, 2021 and 2020, and $71,000 for each of the nine months ended September 30, 2021 and 2020. Short-term lease cost was $2,000 for each of the three months ended September 30, 2021 and 2020, respectively, and $6,000 and $10,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $293,000 and $283,000 for the nine months ended September 30, 2021 and 2020, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement with Bausch + Lomb, a division of Bausch Health Companies, Inc. (“Bausch”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products,” and together with XIPERE, the “Products”), subject to specified exceptions, in the United States and Canada (the “Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.

On April 27, 2020, the Company and Bausch entered into an amendment to the Company’s License Agreement with Bausch dated October 22, 2019 (as amended, the “Bausch License Agreement”).

Pursuant to the Bausch License Agreement, Bausch made an upfront payment of $5.0 million (the “Upfront Payment”) in October 2019. In October 2021, the FDA approved XIPERE. The Company is entitled to receive $5.0 million from Bausch as a result of the approval. An additional payment of $10.0 million is due upon completion of pre-launch activities for XIPERE. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch expects to launch XIPERE in the United States in the first quarter of 2022.

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

The Company was responsible for all development expenses for XIPERE in the Territory until the Company's New Drug Application ("NDA") was approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA. The Company was also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the complete response letter issued on October 18, 2019 related to the NDA and any subsequent complete response letter related to the NDA (the “CRL-related expenses”). Following FDA approval of XIPERE, Bausch is responsible for all such expenses.

Due to the refund provisions in the License Agreement, the upfront payment of $5.0 million received from Bausch was included on the balance sheet as deferred revenue as of September 30, 2021 and December 31, 2020. The refund provisions lapsed upon FDA approval of XIPERE. The $5.0 million will be recognized as revenue in the fourth quarter of 2021.

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

In August 2021, the Company entered into an amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, the Company entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. The Company received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

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

The Company’s material financial instruments at September 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, and at December 31, 2020, also included long-term debt. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	5,858,739	4,249,443	5,858,739	4,249,443
Non-vested restricted stock units	1,317,347	861,025	1,317,347	861,025
Stock purchase warrants	29,796	29,796	29,796	29,796
	7,205,882	5,140,264	7,205,882	5,140,264

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

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space (SCS®). Our SCS injection platform, utilizing our proprietary SCS Microinjector®, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to the macula, retina or choroid to potentially preserve and improve vision in patients with sight-threatening eye diseases. We are developing our own pipeline of small molecule product candidates for administration via our SCS Microinjector and strategically partner our SCS injection platform with companies utilizing other ophthalmic therapeutic innovations. Our first product, XIPERE™ (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting chorioretinal diseases and by creating external collaborations with other companies. Using our suprachoroidal injection technology in conjunction with proprietary formulations of existing drugs as well as novel therapies, we believe we have created a broad therapeutic platform for developing product candidates to treat serious back of the eye diseases.

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Internal Pipeline

Our first product, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, for administration via suprachoroidal injection. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally, or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation, and elevated intraocular pressure, or IOP, which can lead to glaucoma.

On October 25, 2021, we announced that the FDA approved XIPERE for the treatment of macular edema associated with uveitis. Uveitis is a set of ocular inflammatory conditions affecting approximately 350,000 patients in the United States and more than one million worldwide. Approximately one-third of uveitis patients develop uveitic macular edema, a build-up of fluid in the macula, the area of the retina responsible for sharp, straight-ahead vision. Macular edema is the leading cause of vision loss and blindness in uveitis patients and can occur from uveitis affecting any anatomic location—anterior, intermediate, posterior or panuveitis. The uveitis market is expected to grow to nearly $550 million by 2024 in the United States, and over $1 billion globally.

We are developing a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. In our preclinical studies, administration of CLS-AX through suprachoroidal injection was well tolerated and showed durability over several months, providing us with the opportunity to potentially reduce treatment burden and address a primary need for neovascular age-related macular degeneration, or wet AMD, patients.

In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In March 2021, we completed patient dosing in Cohort 1 of OASIS and in June 2021, reported that we achieved our safety and tolerability endpoints. In September 2021, we completed patient enrollment in Cohort 2 and expect to report data by the end of 2021. If the data from Cohort 2 are positive, we intend to continue the clinical trial with a dose escalation in Cohort 3. We have added a three-month extension study to follow Cohort 2 patients over a longer period of time.

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration conducted by others. We believe that integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. Suprachoroidal delivery of an integrin inhibitor suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. These studies are ongoing.

External Collaborations Pipeline

In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space.

During the second half of 2019, we entered into three license and other agreements that we believe validate and expand the reach of our suprachoroidal injection platform. In October 2019, we announced that Bausch + Lomb, a division of Bausch Health Companies, Inc., or Bausch, acquired an exclusive license for the commercialization and development of XIPERE (triamcinolone acetonide suprachoroidal suspension) in the United States and Canada.

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV,-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and certain other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO is currently conducting two Phase 2 clinical trials using our SCS Microinjector technology: the Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy. REGENXBIO reported positive initial data from both clinical trials in October 2021.

In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Aura is currently conducting a Phase 2 trial in choroidal melanoma comprised of an open-label, dose escalation phase and a randomized, masked dose expansion phase. Aura reported positive initial data on its Phase 2 clinical trial for the treatment of choroidal melanoma in October 2021. Aura has announced the randomized phase of the trial is planned to begin in the second half of 2022 and will serve as the first pivotal trial for the treatment of indeterminate lesions and choroidal melanoma.

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

In August 2021, we entered into an amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, we entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. We received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

These partnerships enable us to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we are eligible to receive up to an aggregate of more than $200 million in potential future development and sales milestones, as well as and royalties from net sales of covered products.

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of September 30, 2021, we had an accumulated deficit of $274.2 million. We recorded net losses of $4.9 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and net losses of $18.3 million and $11.1 million for the nine months ended September 30, 2021 and 2020, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by its licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our clinical trial expenses have decreased significantly following our decision to discontinue late-stage clinical trials of XIPERE for indications other than uveitis. However, we expect clinical trial expenses to increase in 2021 as a result of our Phase 1/2a clinical trial of CLS-AX. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans and expected near-term partnership milestone payments, we expect to have sufficient resources to fund our planned operations into 2023.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three and nine months ended September 30, 2021 were not significantly impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2021. We continue to operate normally with the exception of enabling our employees to work from home and abiding by travel restrictions issued by federal and local governments.

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

Components of Operating Results

Revenue

We have not generated any revenue from the sale of any drugs, and we do not expect to generate any product revenue unless or until XIPERE is commercialized by our licensees or we obtain regulatory approval of and commercialize our product candidates, either on our own or with a third party. Our revenue in recent periods has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
XIPERE (uveitis program)	$771	$781	$2,646	$2,048
CLS-AX (wet AMD program)	1,341	478	3,382	1,429
Total	2,112	1,259	6,028	3,477
Unallocated	3,035	2,231	8,669	7,124
Total research and development expense	$5,147	$3,490	$14,697	$10,601

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of XIPERE or any of our product candidates that obtain regulatory approval.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include, among others:

•
the costs associated with process development, scale-up and manufacturing of XIPERE, our product candidates and the SCS Microinjector;
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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2021.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Period-to-Period
	2021	2020	Change
	(in thousands)
License and other revenue	$3,074	$3,432	$(358)
Operating expenses:
Research and development	5,147	3,490	1,657
General and administrative	2,816	2,374	442
Total operating expenses	7,963	5,864	2,099
Loss from operations	(4,889)	(2,432)	(2,457)
Other income	2	—	2
Other expense	—	(1)	1
Net loss	$(4,887)	$(2,433)	$(2,454)

Revenue. In the three months ended September 30, 2021 and 2020, we recognized $3.1 million and $3.4 million, respectively, of revenue associated with our license agreements. License revenue for the three months ended September 30, 2021 was primarily a result of a milestone payments received from Arctic Vision. License revenue for the three months ended September 30, 2020 was primarily a result of a milestone payments received from REGENXBIO.

Research and development. Research and development expense increased by $1.7 million, from $3.5 million for the three months ended September 30, 2020 to $5.1 million for the three months ended September 30, 2021. This increase was due to a $0.9 million increase in costs for the for CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and a $0.3 million increase in employee related costs. In addition, there was a $0.3 million increase in costs in our other programs.

General and administrative. General and administrative expenses increased by $0.4 million, from $2.4 million for the three months ended September 30, 2020 to $2.8 million for the three months ended September 30, 2021. This was primarily attributable to an increase in employee related costs.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Period-to-Period
	2021	2020	Change
	(in thousands)
License and other revenue	$3,888	$7,883	$(3,995)
Operating expenses:
Research and development	14,697	10,601	4,096
General and administrative	8,525	8,107	418
Total operating expenses	23,222	18,708	4,514
Loss from operations	(19,334)	(10,825)	(8,509)
Other income	1,001	—	1,001
Other expense	—	(273)	273
Net loss	$(18,333)	$(11,098)	$(7,235)

Revenue. In the nine months ended September 30, 2021 and 2020, we recognized $3.9 million and $7.9 million, respectively, of revenue associated with our license agreements. License revenue for the nine months ended September 30, 2021 was primarily a result of milestone payments of $3.8 million received from Arctic Vision. License revenue for the nine months ended September 30, 2020 was primarily a result of milestone payments of $4.3 million received from Arctic Vision and $3.0 million received from REGENXBIO.

Research and development. Research and development expense increased by $4.1 million, from $10.6 million for the nine months ended September 30, 2020 to $14.5 million for the nine months ended September 30, 2021. This increase was primarily due to a $2.0 million increase in costs for the for CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, and a $0.6 million increase in costs related drug manufacturing for XIPERE. In addition, employee related costs increased $1.1 million during the same period.

General and administrative. General and administrative expenses increased by $0.4 million for the nine months ended September 30, 2021 and 2020. This increase was primarily a result of a $0.8 million increase in employee related costs, partially offset by a $0.3 million decrease in patent costs and professional fees.

Other income. Other income for the nine months ended September 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Other expense. Other expense for the nine months ended September 30, 2020 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our prior loan agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of September 30, 2021, we had cash and cash equivalents of $25.2 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2021, our funds were held in cash and money market funds.

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

In October 2019, we announced that Bausch acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. On October 25, 2021, we announced that the FDA approved XIPERE for the treatment of macular edema associated with uveitis. We are entitled to receive $5.0 million from Bausch within 30 days of FDA approval, and we are eligible to receive an additional $10.0 million upon completion of pre-launch activities for XIPERE. Bausch expects to launch XIPERE in the United States in the first quarter of 2022.

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. During the nine months ended September 30, 2021, we sold 2.9 million shares of our common stock for net proceeds of $12.2 million under the ATM agreement. As of September 30, 2021, there was $14.4 million available for sales of our common stock under the ATM agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of CLS-AX or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, November 10, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into 2023. This estimate assumes receipt of the $9.0 million of milestone payments that we are entitled receive from our licensees as a result of FDA approval of XIPERE. In addition, the estimate assumes receipt of the $10.0 million milestone payment that we are entitled to receive from Bausch upon completion of pre-launch activities for XIPERE. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(15,787)	$(8,684)
Investing activities	—	(55)
Financing activities	23,617	983
Net change in cash and cash equivalents	$7,830	$(7,756)

During the nine months ended September 30, 2021 and 2020, our operating activities used net cash of $15.8 million and $8.7 million, respectively. The use of cash in each period primarily resulted from our net losses. The increase in net loss to $18.3 million for the nine months ended September 30, 2021 as compared to $11.1 million for the nine months ended September 30, 2020 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program in the nine months ended September 30, 2021 and higher license revenue in the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, our net cash used in investing activities was $55,000, due to the purchase of equipment.

During the nine months ended September 30, 2021 our net cash provided by financing activities was $23.6 million. This primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $12.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement. During the nine months ended September 30, 2020, our net cash provided by financing activities consisted of $5.1 million of net proceeds from the sale of shares of our common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan, partially offset by a payment of $5.3 million under our credit facility.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting. However, we continue to monitor and assess the potential impact of the COVID-19 pandemic on our control environment.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*#	First Amendment to the License Agreement by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of August 15, 2021.

10.2*#	Second Amendment to the License Agreement by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of September 9, 2021.

10.3*	Second Amendment to the License Agreement by and between the Registrant and Bausch + Lomb Ireland Limited (as assignee of Bausch Health Ireland Limited), dated as of September 27, 2021.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

#

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks [***] as the identified confidential portions (i) are not material and (ii) the Registrant customarily and actually treats that information as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearside Biomedical, Inc.

Date: November 10, 2021	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)