Form 10-K
period 2021-12-31
Clearside Biomedical, Inc.
filed 2022-03-11
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $4.87 as reported on the Nasdaq Global Market on that date was approximately $227,700,000.

As of March 7, 2022, the registrant had 60,147,618 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

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

•
our expectations regarding the commercialization of XIPERE by our licensing partners;
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

We have proprietary rights to a number of trademarks used in this Annual Report which are important to our business, including Clearside, XIPERE, SCS, SCS Microinjector and the Clearside logo. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

Risk Factors Summary

The risk factors summarized below could materially harm our business, operating results, and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled "Risk Factors." Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

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
•
Our efforts are focused on the development of product candidates for treatment of eye disease through suprachoroidal injection and partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the suprachoroidal space, or SCS. Suprachoroidal injection is a novel approach and may fail to achieve and sustain market acceptance.
•
If we are unable to obtain regulatory approval for, and commercialize either on our own or with a third party, CLS-AX or our other product candidates, or if we experience significant delays in doing so, our business may be harmed.
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
•
We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. If we are unable to maintain our partnership with Bausch, or if Bausch fails to successfully commercialize XIPERE, our business and prospects will be materially harmed.
•
We have entered into, and intend to continue intend to enter into, collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
•
If we are unable to obtain and maintain patent protection for our technology and product candidates, or if our licensors are unable to obtain and maintain patent protection for the technology or product candidates that we license from them, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours and our ability to successfully commercialize our technology and product candidates may be impaired.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space, or SCS. Our novel SCS injection platform, utilizing our proprietary SCS Microinjector, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to the macula, retina or choroid to potentially preserve and improve vision in patients with sight-threatening eye diseases. Our SCS injection platform can be used in conjunction with existing drugs designed for delivery to the SCS, novel therapies and future therapeutic innovations. We believe our proprietary suprachoroidal administration platform has the potential to become a standard for delivery of therapies intended to treat chorioretinal diseases.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. We are developing our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection platform. Our first product, XIPERE (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.

We believe that we are creating a broad therapeutic platform for developing product candidates to treat serious eye diseases.

Our Suprachoroidal Space (SCS) Injection Platform

Our suprachoroidal injection platform is a novel, patented approach for delivering pharmacotherapy to the back of the eye via the SCS. When fluid is injected between the choroid and sclera, the elasticity of the SCS allows the fluid to migrate and spread spherically toward the posterior regions of the eye where it is absorbed into adjacent tissue. Our proprietary SCS microinjector is able to precisely administer drugs into the SCS utilizing a needle that is approximately one millimeter in length. This non-surgical method of administration facilitates more targeted delivery of therapeutic agents to chorioretinal structures and can be accomplished in an in-office setting. The suprachoroidal injection procedure is depicted in the picture below.

With suprachoroidal injections, product candidates are more directly administered to the retina and choroid, limiting exposure to non-target tissues as compared to other ocular drug administration techniques. Furthermore, a natural pressure gradient between the intraocular pressure, or IOP, and the SCS pressure drives suprachoroidal injectates posteriorly towards the macula, which facilitates treatment of macular disorders with this office-based approach, without the need for an intraocular catheter or other surgical techniques. In contrast, intravitreal injections, the current standard for delivery of many drugs for eye diseases, rely on diffusion of drug outward from the vitreous, a jelly-like substance that occupies the central portion of the eye, to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas and the drug spreading to unintended parts of the eye, potentially causing significant side effects. We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including a non-surgical procedure, lower frequency of administration, limited exposure to non-targeted tissues, faster onset of therapeutic effect and an improved safety profile.

Our extensive patent portfolio provides us with the right to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our intellectual property portfolio consists of 24 issued U.S. patents and more than 60 European and international patents broadly directed to the use of the SCS Microinjector, administration of any drug into the SCS by injection, as well as XIPERE and our product candidates.

Our SCS Microinjector

Our proprietary SCS Microinjector can be used to inject a wide variety of therapies into the SCS, including our internally developed and our collaborators’ drug candidates. Our SCS Microinjector provides targeted delivery to potentially improve efficacy and compartmentalization of medication to reduce or eliminate toxic effects on non-diseased cells. Suprachoroidal injection enables the rapid dispersion of medicine to the back of the eye, offering the potential for the medicine to act longer and minimize harm to the surrounding healthy parts of the eye.

Our SCS Microinjector has been tested in over 1,200 suprachoroidal injections as part of our clinical trials, and these injections performed across multiple retinal disorders have demonstrated a safety profile comparable to intravitreal injections.

The SCS Microinjector, shown in the picture below, is composed of a syringe and two 30-gauge hollow microneedles of varying lengths, each approximately one millimeter, within a custom-designed hub that optimizes insertion and suprachoroidal administration of drugs.

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

By contrast, our SCS Microinjector is designed to inject drug into the SCS. This suprachoroidal injection is designed to be carried out, under local anesthesia, perpendicular to the sclera, at a site similar to an intravitreal injection. Once the microneedle penetrates the sclera and reaches the SCS, the boundary between the sclera and the choroid, the open bevel of the needle releases the drug between these two layers. Once drug is injected into the SCS, it spreads to the back of the eye, due to a natural pressure gradient between the IOP and the SCS pressure, precisely targeting the cells of interest without the need for intraocular catheters or other surgical techniques.

Our Pipeline

We have research capabilities focused on developing proprietary therapeutic formulations to utilize with our SCS Microinjector. Our current internal research and development initiatives are focused on small molecules and gene therapy to address serious diseases that affect the back of the eye. In addition to growing our internal pipeline, we are also focused on strategically collaborating with other companies to provide access to the suprachoroidal space through the use of our SCS Microinjector.

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Internal Development Pipeline

We are building a robust internal development pipeline focused on small molecules. Our first product, XIPERE, was approved by the FDA in October 2021. The XIPERE approval supports our approach both clinically and preclinically to advance small molecule suspensions delivered into the SCS.

Our most advanced clinical development product candidate is a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. CLS-AX is currently being studied in a Phase 1/2a clinical trial, entitled OASIS, in patients with neovascular age-related macular degeneration, commonly referred to as wet AMD.

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension, which we refer to as CLS-301. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis, and we believe integrin inhibition may play a role in the treatment of diabetic macular edema and macular degeneration. Our integrin inhibition program is currently in preclinical development and we expect to have results from these initial studies by the end of 2022.

Based on our preclinical studies, we believe that gene therapy is a promising approach to treating retinal diseases, particularly those that are inherited, and that our suprachoroidal injection technology can enhance the benefits of this approach. Multiple, peer-reviewed publications have also validated a suprachoroidal gene therapy treatment approach. Our work in this area includes suprachoroidal administration of therapeutic transgenes and non-viral vector gene therapy. Our preclinical proof-of-concept studies utilizing suprachoroidal delivery of marker genes using DNA nanoparticles have shown the potential for suprachoroidal administration to deliver genes. We believe that companies with specific gene therapy expertise will be able to advance these programs more rapidly. Therefore, in keeping with our strategic approach to focus on small molecule suspensions, we have decided to consider additional development and commercialization partners for gene therapy.

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the TKI axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond sub optimally to current anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

AMD is the leading cause of irreversible blindness in adults over 55 years old in developed countries. Approximately 11 million individuals in the United States are affected with AMD, with a global prevalence of 170 million. Aging is the greatest risk factor; therefore, the United States prevalence of AMD is anticipated to increase to 22 million by 2050, while the global prevalence is expected to increase to 288 million by 2040. An estimated 10% to 15% of people with AMD will develop the wet form, which refers to the advanced neovascular stage of the disease in which blood vessels leak blood and fluid into the macula and damage photoreceptor cells. Wet AMD often progresses rapidly and causes substantial loss of central vision if left untreated. Current wet AMD therapy has a ceiling of efficacy as increased dosage or more intense regimens yield limited or no additional visual benefit and require adherence to a regimen of frequent injections. This treatment burden is further highlighted by recent large “real-world” retrospective studies of wet AMD which underscore the difficulty in adhering to regimens. These real-world studies demonstrate that patients are undertreated, receiving only 6 to 7 injections per year on average, resulting in mean improvement of only one to three letters in visual acuity after one year of treatment. The current anti-VEGF market for the treatment of retinal diseases consists of several drugs that generated aggregate 2020 sales of approximately $14.3 billion globally.

Axitinib is currently approved to treat renal cell cancer. Because it is a well-characterized small molecule instead of a novel complex biologic, we believe there is potential for less immune response and inflammation compared to some new, contemporary biologic agents. Also, compared to other TKIs, axitinib has shown better biocompatibility with ocular cells, including retinal pigment epithelial cells, which may potentially translate to safety benefits. Other TKIs have shown biologic effect in wet AMD clinical trials when delivered systemically, topically and intravitreally. However, each of these routes of administration have been associated with off-target effects. Consequently, a limitation of TKIs may be associated with the delivery of the drug and not a result of the mechanism of action. Importantly, we believe that administration of CLS-AX to the SCS using our SCS Microinjector, may minimize the occurrence of related adverse events, such as vitreous floaters, "snow globe" effect or corneal off-target effects seen with other TKI administration techniques.

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

In our internal preclinical studies, CLS-AX delivered through suprachoroidal injection was well tolerated and showed durability over several months. This could lead to a longer lasting, highly effective treatment that may reduce the number of treatments and visits required for wet AMD patients to achieve optimal results. These studies have also demonstrated up to eleven times higher drug levels in affected tissues versus intravitreal administration of the same dose of axitinib. Therefore, suprachoroidal delivery of CLS-AX has the potential to compartmentalize therapy away from unaffected tissues for potential safety benefits and target the affected chorioretinal tissue layers for potential efficacy benefits.

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

Patient inclusion criteria for enrollment in OASIS include: active subfoveal choroidal neovascularization secondary to AMD; two or more anti-VEGF treatments with a meaningful response in the four months preceding the screening visit; and a best corrected visual acuity, or BCVA, score of ≥ 20 letters (20/400) and ≤ 75 letters (20/32) with < 5 letters change between screening and baseline to ensure patient stability after anti-VEGF treatment. Patients are then assessed at weeks four, eight and twelve. Patients will be assessed for additional therapy if they experience any of the following: (1) loss of 10 or more letters in BCVA compared to the best prior study-assessed BCVA in the study eye that is attributed to intra- or sub-retinal fluid observed by the investigator; (2) increase in central subfield retinal thickness greater than 75 microns from baseline at visit 2 in the study eye; or (3) presence of vision-threatening hemorrhage due to AMD in the study eye. The trial design consists of three cohorts of approximately five patients each. Cohort 1 participants received the lowest dose, 0.03 mg of axitinib delivered via suprachoroidal injection. Dose escalation then proceeded following review of the safety data by the Safety Monitoring Committee for the trial and their recommendation to advance to the next higher dose cohort.

In March 2021, we completed patient dosing in Cohort 1 of OASIS. In June 2021, we reported that we achieved our safety and tolerability endpoints. Dose escalation then proceeded following review of the safety data by the Safety Monitoring Committee for the trial and their recommendation to advance to the next higher dose cohort.

In September 2021, we completed patient enrollment in Cohort 2 and in December 2021 reported that primary endpoints were achieved. The 0.1 mg dose of CLS-AX was well tolerated with no serious adverse events. In addition, there were no treatment emergent adverse events related to aflibercept, CLS-AX or the suprachoroidal injection procedure, no dispersion of drug into the vitreous, and no adverse events related to IOP, inflammation or vasculitis in this Cohort. Dose escalation then proceeded following review of the safety data by the Safety Monitoring Committee for the trial and their recommendation to advance to the next higher dose cohort. OASIS is currently enrolling patients in Cohort 3, in which each patient will receive a dose of 0.5 mg. We expect to report data on Cohort 3 mid-year 2022. In addition, we have added an extension study to follow patients in Cohort 2 and Cohort 3 for up to an additional three-month period.

In March 2022, we announced that we are planning to add a fourth cohort in this trial to explore a broad range of doses to take into a Phase 2b trial. This decision was based on input from our scientific and clinical advisors combined with the positive safety results with no dose limiting toxicities in Cohorts 1 and 2. Prior to moving forward with a higher dose in Cohort 4, our Safety Monitoring Committee will review the preliminary one-month safety data from Cohort 3 to ensure that there are no dose limiting toxicities. We expect this data review and initiation of Cohort 4 to occur in the second quarter of 2022, and therefore Cohorts 3 and 4 will overlap. We expect to complete the OASIS trial and report data from Cohort 4 by the end of 2022. We have begun planning for our Phase 2 program and we are targeting to open recruitment for a Phase 2b trial by the end of this year.

CLS-301

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension, which we refer to as CLS-301. Integrins are multi-functional cell-adhesion molecules that regulate critical cellular processes. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration conducted by others. We believe that integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. Suprachoroidal delivery of an integrin inhibitor suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. Our initial preclinical data has shown that the agent is well-tolerated with favorable ocular distribution targeting the chorio-retina, and we have seen encouraging initial signs of durability. We are optimizing the formulation and expect to initiate a second preclinical study in March 2022. We expect to have results from this study in the second half of 2022.

Gene Therapy

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

To date, we have presented and published promising preclinical data on our gene therapy programs and the potential of our suprachoroidal injection platform for both viral and non-viral vectors. The use of our proprietary SCS Microinjector offers the potential to deliver a variety of gene therapy constructs suprachoroidally through a non-invasive, in-office procedure for the potential treatment of several ocular diseases. We believe that companies with specific gene therapy expertise will be able to advance these programs more rapidly.

Therefore, in keeping with our strategic approach to focus on small molecule suspensions, we have decided to consider additional development and commercialization partners for gene therapy. Outside of the specific indications licensed to

REGENXBIO, we believe we are in a position to partner with other companies working on gene therapy using non-viral vectors for retinal disorders or viral vectors targeting inherited retinal disorders or diseases that are not primarily treated with current anti-VEGF standard of care therapies such as geographic atrophy.

XIPERE (triamcinolone acetonide injectable suspension) for suprachoroidal use

Our first product, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, for suprachoroidal use. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated IOP, which can lead to glaucoma.

XIPERE was approved for the treatment of macular edema associated with uveitis. Uveitis is a set of ocular inflammatory conditions affecting approximately 350,000 patients in the United States and more than one million worldwide. Approximately one-third of uveitis patients develop uveitic macular edema, a build-up of fluid in the macula, the area of the retina responsible for sharp, straight-ahead vision. Macular edema is the leading cause of vision loss and blindness in uveitis patients and can occur from uveitis affecting any anatomic location—anterior, intermediate, posterior or panuveitis. The uveitis market is expected to grow to nearly $550 million by 2024 in the United States, and over $1 billion globally.

We are evaluating options for potential submissions to regulatory agencies in additional territories outside of territories licensed by Arctic Vison and Bausch for XIPERE for the treatment of patients with macular edema associated with uveitis.

License agreement for commercialization of XIPERE in United States and Canada

On October 22, 2019, we entered into a License Agreement with Bausch +Lomb, a division of Bausch Health Companies, Inc., or, as amended, the Bausch License Agreement. Pursuant to the Bausch License Agreement, we granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using our SCS Microinjector, as well as specified other steroids, corticosteroids and NSAIDs in combination with the SCS Microinjector, or together with XIPERE, the Products, subject to specified exceptions, in the United States and Canada, or the Territory for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid us an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE, and we received $5.0 million from Bausch as a result of the approval. In January 2022, we received an additional payment of $10.0 million related to the completion of pre-launch activities for XIPERE. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, as well as a lower royalty on annual net sales of other products, in each case subject to reductions in specified circumstances. However, we will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022.

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

License agreement for commercialization of XIPERE in China, Hong Kong, Macau, Taiwan and South Korea, India, ASEAN Countries, Australia and New Zealand

On March 10, 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau,

Taiwan and South Korea, or the Arctic Territory. Under the terms of the Arctic Vision License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

In December 2020, Arctic Vision announced clearance of its IND for a Phase 3 clinical trial of ARVN001 (XIPERE) in China for the treatment of macular edema associated with uveitis.

In November 2021, Arctic Vision announced dosing of the first patient in a Phase 3 clinical trial of ARVN001 for the treatment of macular edema associated with uveitis. Arctic Vision has also branded ARVN001 as Arcatus.

In March 2022, Arctic Vision announced dosing of the first patient in a Phase 1 clinical trial of ARVN011 in China for the treatment of diabetic macular edema.

Pursuant to the Arctic Vision License Agreement, Arctic Vision paid us an upfront payment of $4.0 million in March 2020. In December 2021, we received a milestone payment of $4.0 million following receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay us up to a total of $22.5 million in development and sales milestone payments. Further, during the applicable royalty term, we are also entitled to receive tiered royalties of 10% to 12% of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country or (iii) ten years from the first commercial sale of XIPERE in a given country.

The Arctic Vision License Agreement will expire upon the expiration of the last-to-expire royalty term. Arctic Vision may terminate the License Agreement for convenience upon 45 days’ notice if before regulatory approval in the Arctic Territory or 90 days’ notice if after regulatory approval in the Arctic Territory. In addition, we can terminate the License Agreement if Arctic Vision commences a legal action challenging the validity, enforceability or scope of the licensed patents. Both parties may terminate the License Agreement (i) upon a material breach of the License Agreement, subject to a specified cure period, or (ii) if the other party enters bankruptcy. Upon termination, all licenses and other rights granted to Arctic Vision pursuant to the License Agreement would revert to us. If Arctic Vision exercises its termination right for convenience or if the License Agreement terminates as a result of Arctic Vision’s material breach or bankruptcy, Arctic Vision will assign and transfer all regulatory approvals, related documents and trademarks (with respect to trademarks, only those specific to) pertaining to XIPERE in the Arctic Territory to us. If Arctic Vision terminates the Arctic Vision License Agreement as a result of material breach by us or our bankruptcy after regulatory approval of XIPERE in the Arctic Territory, we are obligated to pay Arctic Vision royalties equal to a low-single digit percentage of net sales of XIPERE in the Arctic Territory.

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

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch Health, Arctic Vision, REGENXBIO, Inc., and Aura Biosciences. Under these license agreements, we received an aggregate of $28.2 million of non-dilutive capital in the form of upfront and milestone payments during 2019, 2020 and 2021, and we are eligible to receive up to an aggregate of more than $240 million in potential development and sales milestones, as well as and royalties from net sales of covered products.

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

During the past several years, gene therapy has demonstrated in preclinical studies and clinical trials conducted by third parties that genetic material can be effectively and tolerably introduced to the retinal tissues, most often using an adeno-associated virus, or AAV. Safe and reproducible delivery of gene therapy vector into the subretinal space is essential for successful targeting of the retinal pigment epithelium, or RPE, and photoreceptor rods or cones. Currently, the only approved retinal gene therapy and most investigational retinal gene therapies are delivered via retinal surgery at a limited number of specialized ocular gene therapy treatment centers. During the pars plana vitrectomy surgery, the surgeon creates a small hole in the retina to inject the gene therapy beneath the retina to the subretinal space without tearing or damaging the retina and macula. This process creates a small retinal detachment, which separates and exposes the photoreceptors and RPE to the gene therapy. The retina is in a diseased state and already compromised and the procedure carries iatrogenic risk. However, the success of this surgery is critical for the clinical efficacy of retinal gene therapy. Consequently, the surgery requires extensive training and the limited number of specialized ocular gene therapy centers creates patient access issues. Unlike vitrectomy, suprachoroidal administration does not require detachment of the photoreceptors from the RPE, and consequently, avoids the risk of iatrogenic subretinal injection to an already-compromised retina. Suprachoroidal injection procedure training is minimal and could ultimately enhance access to care because it would not have to be administered at a specialized gene therapy surgery treatment center.

Inherited retinal diseases, or IRDs, such as Stargardt disease and Usher syndrome, represent some of the most challenging diseases that ophthalmologists encounter. They cause progressive and relentless vision loss due to changes in genes critical to the survival of photoreceptors and RPE cells, yet delivery of therapeutics to these cells is challenging. In preclinical animal studies from which data was presented at the American Academy of Ophthalmology 2019 Annual Meeting in October 2019, the suprachoroidal injection of luciferase DNA nanoparticles, or DNPs, in rabbits produced activity comparable to that seen from subretinal injections of luciferase DNPs. In these studies, SCS injections of DNPs were generally well tolerated across both rabbits and non-human primates, and no significant abnormalities were observed on ophthalmic exams. DNPs can also transfer large genes at potentially higher doses without the risks of subretinal surgery, which may allow for gene therapy in some of the most common IRDs.

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

REGENXBIO, Inc.

We have expanded the reach of our SCS Microinjector technology in AAV-based gene therapy through a development and commercial partner.

In August 2019, we entered into an option and license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we granted REGENXBIO an exclusive option, or the Option, to enter into a commercial license agreement granting REGENXBIO an exclusive, worldwide and sublicensable license to our SCS Microinjector for the in-office delivery of AAV-based gene therapies for the treatment of wet AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care.

In October 2019, REGENXBIO exercised the Option and paid us an option fee equal to $2.0 million less $0.5 million received under a prior technology access agreement. Under the license agreement, REGENXBIO paid us $3.0 million in connection with a development milestone and has agreed to additional payments to us of up to an aggregate of $31.0 million upon the achievement of specified development milestones and up to $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term.

REGENXBIO will be responsible for all development, regulatory and commercialization activities for their gene therapy product candidates. We will be responsible for supplying the SCS Microinjector in support of REGENXBIO’s preclinical studies, clinical studies and commercial use.

REGENXBIO is currently conducting two multi-center, open-label, randomized, controlled, dose-escalation Phase 2 clinical trials evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 using our SCS Microinjector technology: a Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy. REGENXBIO has reported positive initial data from both clinical trials. Both ALTITUDE and AAVIATE continue to enroll in the next cohorts.

Ocular Oncology

Ocular cancers are a group of rare, life-threatening conditions that affect one or both eyes. The main indications include choroidal melanoma, choroidal metastases, cancers of the ocular surface and retinoblastoma, among others. Diagnosing and treating these cancers early is important because they have the potential to spread both within the eye and to other organs. The risk for ocular cancer increases with age and increases significantly after the age of 50. For cancers that occur inside the eye (e.g., choroidal melanoma), the typical treatment is radiotherapy in the form of plaque brachytherapy and proton beam therapy, but these treatments are highly invasive and result in major vision loss and other comorbidities for many patients.

Choroidal melanoma is the most common intraocular cancer in adults, with an incidence of approximately 11,000 patients per year in the United States and Europe. This comprises approximately 90% of all cases of uveal melanoma, consisting of melanomas in the choroid, ciliary body and iris, which are collectively referred to as the uvea. It is estimated that 96% of patients are diagnosed early without clinical evidence of metastatic disease. There are approximately 2,000 new cases treated each year in the United States and 1,600 new cases treated each year in Europe. However, despite the current treatments with radiotherapy, the long-term prognosis is poor with death occurring in more than 50% of cases. There are no FDA-approved therapies for choroidal melanoma. There is a need for treatment of early-stage disease which includes small melanomas and indeterminate lesions representing approximately 9,000 patients in the United States and Europe.

Aura Biosciences

On July 9, 2019, we entered into a worldwide licensing agreement with Aura Biosciences, or Aura, for the use of our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Our SCS Microinjector may offer a non-surgical alternative to intravitreal delivery of Aura’s oncology drug candidates, and we believe suprachoroidal administration may further enhance the value proposition of choroidal melanoma by potentially improving safety and expanding access. Pursuant to the licensing agreement, we are eligible to receive up to $21.1 million in payments related to pre-specified development and regulatory milestones, as well as low to mid-single digit royalties on net sales that utilize the SCS Microinjector.

Aura is currently conducting a Phase 2 trial in choroidal melanoma comprised of an open-label, dose escalation phase and a randomized, masked dose expansion phase. Aura reported positive initial data on its Phase 2 clinical trial for the treatment of choroidal melanoma in October 2021. We expect Aura to disclose additional safety and efficacy data from this trial in 2022.

Manufacturing

We do not own any manufacturing facilities. We utilize CMOs to formulate and produce our drug candidates and to produce our SCS Microinjector. We procure active pharmaceutical ingredients for our drugs from third-party suppliers. We expect to continue to utilize third-party manufacturers to produce quantities of our drug candidates and the SCS Microinjector.

On May 8, 2018, we entered into a supply agreement with Gerresheimer Regensburg GmbH to supply our SCS Microinjector. Unless terminated earlier pursuant to its terms, the Gerresheimer agreement has an initial term of five years, after which it renews in three-year increments unless either party gives notice of non-renewal at least one year in advance. Each party has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The Gerresheimer agreement contains provisions relating to compliance by Gerresheimer with current Good Manufacturing Practices, regulations promulgated by the FDA, confidentiality and other customary matters for an agreement of this nature. We may enter into commercial supply agreements with our other suppliers.

Commercialization

We have entered into exclusive license agreements for the commercialization and development of XIPERE with Bausch in the United States and Canada and with Arctic Vision in China, Hong Kong, Macau, Taiwan, South Korea, India, the ASEAN Countries, Australia and New Zealand. We may enter into distribution or licensing arrangements for commercialization rights for other regions. If any of our future product candidates, including CLS-AX, are approved by the applicable regulatory authorities, we may either commercialize those product candidates ourselves or through license or collaboration agreements with third parties.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical companies, specialty pharmaceutical and biotechnology companies, government agencies and public, and private research and academic institutions. Any product candidate that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

XIPERE faces competition from other commercially available forms of TA and other topical, injectable and implantable corticosteroids, although none are approved for the indication of macular edema associated with uveitis. Bristol-Myers Squibb markets TA, under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, but it is not indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bio-erodible, extended-release implant that delivers the corticosteroid and dexamethasone, and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to retinal vein occlusion, or RVO in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of diabetic macular edema, or DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Eyepoint Pharmaceuticals, respectively, and are approved in the United Sates for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

CLS-AX faces competition with anti-VEGF drugs, the current standard of care for RVO and wet AMD, as well as other drug candidates in development for ocular use for the treatment of wet AMD, such as other TKI’s. Axitinib, also known by its brand name Inlyta, is not currently approved for an ocular indication but is approved by the FDA and marketed by Pfizer for the treatment of advanced renal cell carcinoma. Genentech has several products which serve as competitors in this space, including anti-VEGF agents Lucentis, Avastin, and Susvimo. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug routinely used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases. Susvimo, an ocular implant that releases ranibizumab over time, recently received approval from the FDA in October 2021 for the treatment of wet AMD in patients who have previously responded to anti-VEGF therapy. Additionally, Genentech’s product, Vabysmo (faricimab-svoa), an intravitreal injection which blocks two disease pathways, including (Ang-2) and vascular endothelial growth factor-A (VEGF-A), received approval in January 2022 for the treatment of wet AMD and diabetic macular edema.

In addition to Genentech’s products, Regeneron’s anti-VEGF product, Eylea and Novartis’ product, Beovu, also present potential competition for CLS-AX in both the United States and Europe. Eylea is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy and DME in the United States and for the treatment of wet AMD, RVO and DME in the European Union. Novartis’ Beovu was approved in 2019 for the treatment of wet AMD in the United States and in 2020 in Europe.

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics, Graybug and Eyepoint are companies currently investigating TKIs for ocular use. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Oxular Limited recently announced plans to file for a 510(k) clearance of its Oxulumis device which is designed to administer therapy to the SCS via a microcatheter, and Gyroscope Therapeutics also announced 510(k) clearance for its Orbit Subretinal Delivery System which uses a catheter to access the subretinal space via the SCS.

Both large and established companies, as well as smaller or early-stage companies could represent challenges in the competitive space. Larger established companies may have greater resources such as greater financial resources, deeper expertise and personnel in nonclinical development, clinical development, manufacturing and regulatory sectors. Smaller or early-stage companies could pose a challenge competitively through collaborative arrangements with large and established companies. Lastly, both small and large companies will compete in areas such as recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient recruitment for competing clinical trials.

Several key competitive factors affecting the potential success of our product candidates are likely to be the efficacy, safety, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors. Additionally, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient or are less expensive than any drugs we develop. The timing of competitors’ regulatory approval and patent protection could also impact commercial opportunities. Competitors receiving approval prior to us could result in stronger market positioning and/or obtaining FDA market exclusivity. Competitors’ patent protection could potentially delay FDA approval of our product candidates for up to 30 months, as well as subject us to potential patent litigation that might arise beyond the 30 months.

Intellectual property

Our success depends in part on our ability to obtain and maintain patent and other intellectual property and proprietary protection for our technologies and methods of accessing the SCS, drug candidates and formulations as well as patent and other intellectual property and proprietary protection for novel applications, uses and technological innovations related to our drug candidates, proprietary delivery devices and core technologies. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

Patents and patent applications

Our patent estate, on a worldwide basis, includes 24 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 18 patent applications pending in the United States, 67 issued foreign patents and six allowed foreign patents, three pending international PCT applications and 45 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license seven of the 24 issued U.S. patents, 4 pending U.S. applications, 20 of the issued foreign patents, one of the allowed foreign patents and six foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire, if issued, between 2027 and 2041, without taking into account possible patent term adjustments or extensions.

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

In addition to upfront and milestone payments of $65,000 in the aggregate made to date, we will make a $75,000 payment related to a milestone that was achieved in December 2021 for the commercialization of a drug developed using the licensed patents. On July 1, 2018 and 2019, we paid Emory and GTRC $75,000 and $50,000, respectively, to extend the date by which we may achieve the commercialization milestone. Additionally, we will owe a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, two registered trademarks in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, five registered trademarks in Canada, six registered trademarks in China, four registered trademarks in the European Union, two registered trademarks in each of India and New Zealand, two registered trademarks in Japan, three registered trademarks in Israel, six registered trademarks in Mexico, four registered and three pending applications in South Africa, five registered trademarks in the United States and two pending applications in the United States and six registered trademarks in the United Kingdom. We also have two international registrations: the first with registered protection in the European Union, India, Japan, Mexico, New Zealand, Korea and Singapore, and the second with extensions of protection pending in India and registered in Australia, China, European Union, Israel, Japan, Korea, Mexico, New Zealand, Russia, and Singapore.

Government regulation

In the United States, the FDA regulates drug and device products under the Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. This includes combination products where a drug and a device are used together

In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research, or CDER, has primary jurisdiction over the premarket development, review and approval of our product candidates.

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

In addition, entities involved in the manufacture and distribution of approved devices or drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA has promulgated specific requirements for drug cGMPs, device cGMPs embodied in the QSR and combination product cGMPs that, for drug/device combination products, specify the requirements within the drug cGMPs and the QSR with which manufacturers must comply. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

The Hatch-Waxman amendments

One of our regulatory strategies is to pursue development of our drugs as Section 505(b)(2) NDAs under the FDCA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. Therefore, if we can satisfy the conditions required for a Section 505(b)(2) NDA submission, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for the new product candidate that might otherwise have been required, although the review time is not shortened. As a condition for approval, the FDA may also require us to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug.

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

If the reference NDA holder and patent owners file patent litigation directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

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

We may seek orphan drug designation for products in the future. We cannot guarantee that we will obtain orphan drug designation for any products in any jurisdiction. Even if we are able to obtain orphan drug designation for a product, we cannot be sure that such product will be approved, that we will be able to obtain orphan drug exclusivity upon approval, if ever, or that we will be able to maintain any exclusivity that is granted.

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

Additionally, a trend has continued of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and/or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing the Physician Payments Sunshine Act that imposes annual reporting requirements on certain manufacturers of drugs, devices, biologicals and medical supplies for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer and device manufacturer marketing practices, require registration of pharmaceutical sales representatives, require drug manufacturers to report information on the pricing of certain drugs, or require tracking and reporting of gifts, compensation and other remuneration to particular types of healthcare professionals and entities.

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

Coverage and reimbursement

The physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual third-party payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. We or our partners may seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe obtaining billing codes for the use of our products is critical to maximizing our commercial success. There is no guarantee that these billing codes, once granted, or the payment amounts, if any, associated with such codes will not change in the future.

Our strategy will include efforts to engage third-party payors to establish coverage, coding and reimbursement that will facilitate access to our product candidates and the SCS injection procedure as we expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the procedures during which our product candidates are administered and for the drugs themselves. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and adequate reimbursement from third-party payors for the procedures to administer our product candidates or for the product candidates themselves, or adverse changes in third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations and provided incentives to programs that increase the federal government’s comparative effectiveness research. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

As of December 31, 2021, we had 34 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred net income of $0.4 million in 2021 and net losses of $18.2 million and $30.8 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant expenses and operating losses over the next several years. Our financial results may fluctuate significantly from quarter to quarter and year to year.

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
•
establish additional partnerships for the development and commercialization of our assets;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, we will need to obtain substantial additional funding in connection with our continuing operations beyond the second quarter 2023, including additional funding to complete clinical development of CLS-AX. Our future capital requirements will depend on many factors, including:

•
the progress and results of our ongoing, planned and future clinical trial programs;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•
the number and development requirements of other product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and intend to commercialize ourselves;
•
the amount of revenue, if any, received from commercial sales of XIPERE and any other of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval of our product candidates and achieve product sales. In addition, XIPERE and our other product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

Risks Related to the Development of Our Product Candidates

Our efforts are focused on the development of product candidates for treatment of eye disease through suprachoroidal injection and partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the SCS. Suprachoroidal injection is a novel approach and may fail to achieve and sustain market acceptance.

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

Although the FDA approved XIPERE for suprachoroidal use for the treatment of macular edema associated with uveitis, we cannot guarantee that suprachoroidal injection of other drugs will prove in ongoing and future clinical trials to be a safe or effective approach for treating eye diseases in humans, nor can we ensure that such other drugs will achieve regulatory approval, even if the clinical trials are successful.

In addition, the novelty of suprachoroidal injection may make it difficult to demonstrate to physicians and third-party payors that suprachoroidal injection of drugs is an appropriate approach for treating eye diseases and provides advantages compared to the current standards of care. Further, if we or our commercialization and collaboration partners are not successful in conveying to physicians, patients and third-party payors that the suprachoroidal administration of drugs with our proprietary SCS Microinjector provides useful patient outcomes, we or our commercialization and collaboration partners may experience reluctance, or refusal, on the part of physicians to order and use, and third-party payors to cover and provide adequate reimbursement for, such drugs. Additionally, in some cases, drugs delivered using our SCS Microinjector will complement the current standard of care, rather than serve as a replacement for the current standard of care. Therefore, we or our commercialization and collaboration partners may encounter significant difficulty in gaining broad market acceptance by physicians, third-party payors and potential patients.

Our licensing partners may require that we modify our SCS Microinjector to deliver their product candidates, and we may be unable to do so.

We are currently partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the SCS. Our current and future licensing partners may request modifications to the design of our SCS Microinjector to accommodate the delivery of their respective product candidates. If we are unable to make such modifications, we may not receive regulatory and development milestone payments that we otherwise would be eligible to receive, which could significantly harm our financial position.

If we are unable to obtain regulatory approval for, and commercialize either on our own or with a third party, CLS-AX or our other product candidates, or if we experience significant delays in doing so, our business may be harmed.

Given our experience with our clinical programs, the successful development of any of our product candidates is extremely uncertain, and we cannot guarantee that we will be successful in developing any of our product candidates. Further, the FDA may conclude that our clinical trials are not sufficient to support approval of our product candidates.

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

From time to time, we may publish data from our clinical trials. Data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our prospects for obtaining regulatory approval of our product candidates.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if CLS-AX or any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, we were previously developing XIPERE in combination with an anti-VEGF therapy for the treatment of macular edema associated with RVO. In November 2018, we announced that the primary endpoint of our Phase 3 clinical trial evaluating XIPERE together with intravitreal Eylea in patients with RVO was not achieved. In light of the 8-week topline data, we discontinued our Phase 3 trials of suprachoroidal XIPERE together with an intravitreal anti-VEGF agent in patients with RVO, as well as the clinical development of XIPERE in combination with anti-VEGF agents for the treatment of RVO.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling patients in future clinical trials. In addition, if we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Patient enrollment is affected by other factors including:

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

Our financial results for the year ended December 31, 2021 were not impacted by COVID-19. However, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 as well as related supply chain issues, labor shortages and rising inflation could materially affect our business and the value of our common stock.

The COVID-19 pandemic has resulted in continuing travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country that, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As these restrictions have eased, we have begun to resume some activities, including limited business travel, and implemented hybrid work environments. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges and heightened vulnerability to cyberattacks.

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

The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts and those of our licensing partners will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, business disruptions, the effectiveness of actions taken in the United States and other countries to contain the disease, the impact of new variants or mutations of the coronavirus, such as the Delta and Omicron variants and the availability, effectiveness and widespread availability and adoption of vaccines, both domestically and abroad. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this "Risk Factors" section.

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

Risks Related to Our Dependence on Third Parties

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. If we are unable to maintain our partnership with Bausch, or if Bausch fails to successfully commercialize XIPERE, our business and prospects will be materially harmed.

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. Pursuant to our agreement with Bausch, we are entitled to receive payments based on the achievement of specified sales and regulatory milestones and tiered royalties based on annual net sales of XIPERE. The successful or timely achievement of many of these milestones is outside of our control because the relevant activities will be conducted by Bausch or third parties engaged by Bausch, including manufacturers and suppliers. We expect to depend to a large degree on the payments from Bausch and future potential commercialization partners in order to fund our operations, and a failure to receive such payments may cause us to:

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

We have entered into, and intend to continue to enter into, collaborations with third parties for the development and commercialization of XIPERE. In addition, we may seek commercialization partners for our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of XIPERE and our product candidates.

We have entered into, and intend to continue to enter into, agreements with third-party collaborators for the development and commercialization of XIPERE and our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and smaller biotechnology companies. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving XIPERE and our product candidates would pose the following risks to us:

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

We rely on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with applicable regulatory requirements.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent the commercialization of our current or future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our current product candidates and our SCS Microinjector. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug products and our SCS Microinjector, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently procure the active pharmaceutical ingredient of our product candidates on a purchase order basis from a third-party manufacturer, but we do not have a commercial supply agreement in place with that manufacturer. In addition, we have entered into a supply agreement with Gerresheimer, our SCS Microinjector supplier. Some of our current suppliers are based outside of the United States. In addition, some of the facilities of our third-party manufacturers have only undergone a limited number of FDA inspections or no inspections. We expect to continue to rely on third parties as we proceed with preclinical and clinical studies using our SCS Microinjector, as well as for commercial manufacture, for any of our product candidates that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug products including our SCS Microinjector or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts. In addition, we may be unable to establish any agreements with third-party manufacturers or collaborators or to do so on acceptable terms.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may compromise our future profit margins and/or our commercialization partner's ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

XIPERE and any of our product candidates that receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

XIPERE and any of our product candidates that receive marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Suprachoroidal injection of drugs is a novel approach and physicians, patients or third-party payors may be hesitant to deviate from or change the current standard of care. If XIPERE or our product candidates do not achieve an adequate level of market acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of XIPERE and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
•
the ability to manufacture our products in sufficient quantities and yields;
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

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Eyepoint Pharmaceuticals, respectively, and are approved in the United Sates for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

CLS-AX faces competition with anti-VEGF drugs, the current standard of care for RVO and wet AMD, as well as other drug candidates in development for ocular use for the treatment of wet AMD, such as other TKI’s. Axitinib, also known by its brand name Inlyta, is not currently approved for an ocular indication but is approved by the FDA and marketed by Pfizer for the treatment of advanced renal cell carcinoma. Genentech has several products which serve as competitors in this space, including anti-VEGF agents Lucentis, Avastin, and Susvimo. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug routinely used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases. Susvimo, an ocular implant that releases ranibizumab over time, received approval from the FDA in October 2021 for the treatment of wet AMD in patients who have previously responded to anti-VEGF therapy. Additionally, Genentech’s product, Vabysmo (faricimab-svoa), an intravitreal injection which blocks two disease pathways, including (Ang-2) and vascular endothelial growth factor-A (VEGF-A), received approval in January 2022 for the treatment of wet AMD and diabetic macular edema. In addition to Genentech’s products, Regeneron’s anti-VEGF product, Eylea and Novartis’ product, Beovu, also present potential competition for CLS-AX in both the United States and Europe. Eylea is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy and DME in the United States and for the treatment of wet AMD, RVO and DME in the European Union. Novartis’ Beovu was approved in 2019 for the treatment of wet AMD in the United States and in 2020 in Europe.

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics, Graybug and Eyepoint are companies currently investigating TKIs for ocular use. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Oxular Limited recently announced plans to file for a 510(k) clearance of its Oxulumis device which is designed to administer therapy to the SCS via a microcatheter, and Gyroscope Therapeutics also announced 510(k) clearance for its Orbit Subretinal Delivery System which uses a catheter to access the subretinal space via the SCS.

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

XIPERE and our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

Our and our collaborators’ ability to commercialize XIPERE and any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our drugs may be difficult. We or our collaborators may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

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

We face an inherent risk of product liability exposure related to the sale of XIPERE as well as the testing of our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our product candidates and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, export, and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us, or any collaborator to whom we grant rights, from commercializing the product candidate. We expect to rely on third-party CROs to assist us in preparing some or all aspects of the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit its approved use, which could limit sales of the product.

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

If the FDA does not conclude that a product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates in this pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We believe that certain of our product candidates, including our proprietary drug formulations packaged together with our SCS Microinjector, will be regulated under the drug provisions of the FDCA, enabling us to submit NDAs for approval of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway for a product candidate as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with our product candidates, would likely substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all.

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

Additional time may be required to obtain regulatory approval for our product candidates because of the complexity involved with co-packaging a drug-device combination product.

Our product candidates require coordination within the FDA and similar foreign regulatory agencies for review of the drug along with the SCS Microinjector. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. In addition, to date, the FDA has not requested a separate medical device authorization submission for our SCS Microinjector. However, the FDA may request a separate medical device authorization submission for our SCS Microinjector in the future, which could delay the development and commercialization of our product candidates. Additionally, other jurisdictions may have additional requirements for any drug and device combination, which may cause delays in product approval.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws (including privacy and cybersecurity laws and regulations) that may affect our ability to operate include the following:

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
•
the Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
new U.S. data privacy regulations, such as the California Privacy Rights Act of 2020 ("CPRA"), effective January 1, 2023, which will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA. In addition, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors);
•
foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which went into effect on May 25, 2018 and applies to identified or identifiable personal data in electronic or paper form. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects, including a private right of action. Other such foreign data privacy obligations include the EU GDPR as it forms part of United Kingdom ("UK") law by virtue of section 3 of the European Union (Withdrawal) Act 2018 ("UK GDPR"); and
•
data localization and cross-border laws and regulations, such as the GDPR, which generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of "Standard Contractual Clauses" that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to such jurisdictions. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

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

There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. The Affordable Care Act may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance on September 24, 2020, providing guidance and pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our stock price has been and may continue to be volatile. Since January 1, 2020, our common stock has traded at prices between $1.10 and $7.73 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We are a “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation. In addition, as a smaller reporting company and non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

General Risk Factors

Our business and operations would suffer in the event of material computer system failures or security breaches, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on whom we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Any of the foregoing could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss or compromise of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. In March 2020, the Tax Act was modified in certain respects by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act, as modified by the CARES Act, may affect us, and certain aspects of the Tax and CARES Act could be repealed or modified in future legislation. For example, proposals have been made in Congress (which have not yet been enacted) which would make a number of additional changes to federal income tax laws applicable to corporations. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and CARES Act or any newly enacted federal tax legislation.

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

As of December 31, 2021, we had approximately $234.4 million of federal and $75.6 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years beginning before 2018 will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning in 2018 and in later years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited for taxable years beginning after 2020. It is uncertain how various states will respond to the changes to the federal NOL rules included in the Tax Act and CARES Act. However, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative stock ownership change of more than 50% over a three-year period. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities may trigger, or may have already triggered, such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

As a public company listed in the United States, we incur significant legal, accounting and other costs, which we expect to increase if we cease to be a smaller reporting company under SEC rules. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

Climate change, extreme weather events, earthquakes and other natural disasters could adversely affect our business.

In recent years, extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts or floods, or other events that may result from the impact of climate change on the environment, such as sea level rise. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions.

Adverse global economic conditions and geopolitical tensions could have a negative effect on our business, results of operations and financial condition and liquidity.

In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty could make it more difficult for us or the licensing partners on whom we depend to commercialize XIPERE to manage our respective operations. Geopolitical tensions, such as Russia’s recent incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions and increasing potential of conflict involving countries in Asia, including countries that are part of the Artic Territory under our license agreement with Arctic Vision, create uncertainty for us and for global commerce generally. Sustained or worsening of global economic conditions and increasing geopolitical tensions may increase our cost of doing business, limit our ability to access capital, disrupt our supply chain operations or the supply chain operations of our licensing partners and intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “CLSD.”

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of March 7, 2022, we had 60,147,618 shares of common stock outstanding held by 9 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6. [Reserved].

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

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space (SCS). Our SCS injection platform, utilizing our proprietary SCS Microinjector, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to the macula, retina or choroid to potentially preserve and improve vision in patients with sight-threatening eye diseases. Our suprachoroidal injection technology can be used in conjunction with existing drugs designed for delivery to the SCS, novel therapies, and future therapeutic innovations. We believe our proprietary suprachoroidal administration platform has the potential to become a standard for delivery of therapies intended to treat chorioretinal diseases.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. We are developing our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection platform. Our first product, XIPERE™ (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us, and the first therapy for macular edema associated with uveitis.

Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and undertaking other research and development initiatives. To date, we have only generated revenue through upfront payments and milestone payments related to license agreements and other revenue generated from collaboration agreements. We have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2021, we had an accumulated deficit of $255.5 million. We recorded net income of $0.4 million for the year ended December 31, 2021 and net losses of $18.2 million and $30.8 million for the years ended December 31, 2020 and 2019, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary therapeutics to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by its licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2022 as a result of our ongoing Phase 1/2a clinical trial of CLS-AX and the implementation of a Phase 2 clinical trial of CLS-AX as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the second quarter of 2023.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of XIPERE, and we do not expect to generate any other product revenue unless or until we obtain regulatory approval of and commercialize our other product candidates, either on our own or with a third party. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by type of activity for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
XIPERE (uveitis program)	$2,612	$3,841	$2,947
XIPERE (RVO program)	12	84	2,323
CLS-AX (wet AMD program)	4,515	2,169	67
CLS-301 (DME program)	966	240	—
Total program expense	8,105	6,334	5,337
Unallocated	10,432	8,739	10,321
Total research and development expense	$18,537	$15,073	$15,658

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

Other Income (Expense)

Other income consists of the gain on the extinguishment of the PPP Loan and accrued interest and interest income earned on our cash, cash equivalents and short-term investments. Interest income is not currently significant to our financial statements.

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

Share-based compensation

Compensation cost related to share-based awards granted to employees, directors and consultants is measured based on the estimated fair value of the award at the grant date. We estimate the fair value of stock options using a Black-Scholes option pricing model. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period. The fair value of restricted stock units, or RSUs, granted is measured based on the market value of our common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards. All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying employees’ roles.

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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $5.1 million, $3.6 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Tax valuation allowance

We recorded aggregate deferred tax assets of $66.6 million, primarily related to our net operating losses, as of December 31, 2021, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs for the period from our inception through December 31, 2021. We incurred a net loss for tax purposes of $1.5 million for the year ended December 31, 2021. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2021, we had federal NOL carryforwards of $234.4 million and state NOL carryforwards of $75.6 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended		Period-to-
	December 31,		Period
	2021	2020	Change
	(in thousands)
License and other revenue	$29,575	$7,894	$21,681
Operating expenses:
Research and development	18,537	15,073	3,464
General and administrative	11,665	10,756	909
Total operating expenses	30,202	25,829	4,373
Loss from operations	(627)	(17,935)	17,308
Other income	1,003	—	1,003
Other expense	—	(275)	275
Net income (loss)	$376	$(18,210)	$18,586

Revenue. In the year ended December 31, 2021, we recognized $29.6 million of revenue associated with our license agreements. For the year ended December 31, 2020, we recognized $7.7 million of revenue associated with our license agreements and $0.2 million of revenue associated with other agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. License revenue for the year ended December 31, 2021 was primarily a result of (i) the milestone payments from Bausch that consisted of $5.0 million received upon FDA approval, the recognition of $5.0 million of deferred revenue for the upfront milestone payment and the recognition of a $10.0 million milestone for pre-launch activities and (ii) an aggregate of $8.0 million received from Arctic Vision for FDA approval, territory expansion and certain development milestones. License revenue for the year end December 31, 2020 was primarily a result of milestone payments of $4.3 million received from Arctic Vision and $3.0 million milestone payment received from REGENXBIO.

Research and development. Research and development expense increased by $3.5 million, from $15.1 million for the year ended December 31, 2020 to $18.5 million for the year ended December 31, 2021. This increase was primarily due to a $2.3 million increase in costs for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and a $0.7 million increase in costs for the CLS-301 program. Additionally, there was an $0.8 million increase in costs related to share-based compensation and a $0.9 million increase in costs related to an increase in headcount, salary increases and bonuses. This is partially offset by a $1.1 million decrease in costs related to XIPERE.

General and administrative. General and administrative expenses increased by $0.9 million for the years ended December 31, 2021 and 2020. This increase was primarily a result of a $0.7 million increase in costs related to share-based compensation and a $0.5 million increase in costs related to salary increases and bonuses, partially offset by a $0.2 million decrease in professional fees.

Other income. Other income for the year ended December 31, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Other expense. Other expense for the year ended December 31, 2020 primarily consisted of interest on long-term debt, the amortization of financing costs, the accretion of warrants and the final payment related to our loan agreement.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year Ended		Period-to-
	December 31,		Period
	2020	2019	Change
	(in thousands)
License and other revenue	$7,894	$2,173	$5,721
Operating expenses:
Research and development	15,073	15,658	(585)
General and administrative	10,756	16,819	(6,063)
Total operating expenses	25,829	32,477	(6,648)
Loss from operations	(17,935)	(30,304)	12,369
Other expense	(275)	(466)	191
Net loss	$(18,210)	$(30,770)	$12,560

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds from public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2021, we had cash and cash equivalents of $30.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2021, our funds were held in cash and money market funds.

On January 6, 2021, we entered into a securities purchase agreement with certain institutional purchasers pursuant to which we issued and sold 4.2 million shares of our common stock in a registered direct offering at a price of $2.851 per share. We raised net cash proceeds of $11.1 million after deducting offering expenses.

During the year ended December 31, 2021, we sold 2.9 million shares of our common stock for net proceeds of $12.2 million under the at-the-market, or ATM, agreement, Cowen and Company LLC, or Cowen. Under the ATM agreement, we may offer and sell, from time to time at our sole discretion, shares of our common stock through Cowen acting as our sales agent. As of December 31, 2021, there was $14.4 million available for future sales under the ATM agreement.

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

Pursuant to the Arctic Vision License Agreement, Arctic Vision paid us an upfront payment of $4.0 million in March 2020. In December 2021, we received a milestone payment of $4.0 million following receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay us up to a total of $22.5 million in development and sales milestone payments. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions. In August 2021, we entered into an amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, we entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. We received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

In October 2019, we announced that Bausch acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. On October 25, 2021, we announced that the FDA approved XIPERE for the treatment of macular edema associated with uveitis. We received a $5.0 million milestone payment from Bausch within 30 days of FDA approval. In December 2021, $10.0 million was recorded as revenue upon completion of pre-launch activities for XIPERE and the payment was received in January 2022. Bausch launched XIPERE in the United States in the first quarter of 2022.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Footnote 11 to our financial statements included this Annual Report on Form 10-K.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of CLS-AX or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and related macroeconomic changes, such as rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Outlook

We have suffered recurring losses and negative cash flows from operations since inception and anticipate incurring additional losses until such time, if ever, that we can generate significant milestone payments and royalties from XIPERE and other licensing arrangements or revenues from other product candidates. We will need additional financing to fund our operations. Our plans primarily consist of raising additional capital, potentially in a combination of equity or debt financings, monetizing royalties, or restructurings, or potentially entering into additional collaborations, partnerships and other strategic arrangements.

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, March 11, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,733)	$(13,120)	$(27,068)
Investing activities	—	(55)	32,925
Financing activities	23,782	7,867	8,695
Net change in cash and cash equivalents	$13,049	$(5,308)	$14,552

During the years ended December 31, 2021, 2020 and 2019, our operating activities used net cash of $10.7 million, $13.1 million and $27.1 million, respectively.

The decrease in operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to an increase in accounts receivable related to the achievement of pre-launch activities milestone pursuant to our agreement with Bausch. This was partially offset by the decrease in deferred revenue related to the upfront milestone payment from Bausch and an increase of $1.5 million in share-based compensation for the year ended December 31, 2021 compared to prior year.

The decrease in the operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to lower research and development expenses as a result of the discontinuation of the SAPPHIRE and TOPAZ trials and ceasing of commercialization activities in 2019. The losses were partially offset by non-cash items, made up primarily of share-based compensation, of $3.6 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively.

In the year ended December 31, 2020, our investing activities used net cash of $55,000 for the purchase of machinery and equipment. In the year ended December 31, 2019, net cash provided by investing activities of $32.9 million consisted of maturities of short-term available-for-sale investments.

During the years ended December 31, 2021, 2020 and 2019, our net cash provided by financing activities was $23.8 million, $7.9 million and $8.7 million, respectively. The net cash provided by financing activities for the year ended December 31, 2021 was primarily comprised of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and
$12.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement. The net cash provided by financing activities for the year ended December 31, 2020 was primarily comprised of $12.0 million of net proceeds from the sale of shares of common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan, partially offset by the full prepayment of the remaining $5.3 million owed under our loan agreement. The net cash provided by financing activities for the year ended December 31, 2019 was primarily comprised of $10.3 million of net proceeds from sales of common stock pursuant to our ATM agreement and $3.3 million of net proceeds from a private placement of common stock, partially offset by a $5.0 million principal payment made under our Loan Agreement.

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplementary Data – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and we have reduced disclosure obligations regarding executive compensation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Clinical Trial Expenses

Description of the Matter

As discussed in Note 4, as of December 31, 2021 the Company has recorded $1.0 million of accrued research and development expenses, which included the estimated accrued clinical trial expenses incurred but not paid as of year-end. As discussed in Note 2 to the financial statements, the Company’s clinical trial expenses are based on the estimates of the services received and efforts expended pursuant to contracts with the third-party Contract Research Organization (“CRO”) that conducts the research and development activities related to clinical trials on the Company’s behalf, which results in an accrual at period end. When estimating accrued clinical trial expenses, the Company considers several factors including the clinical trial budget, contract amendments, the high volume of data received from the investigative sites and CROs to determine progress toward completion, and payments made as of December 31, 2021.

Auditing the Company’s accrued clinical trial expenses was challenging due to the application of significant management judgment over the estimate of services provided but not yet invoiced by the CRO. The amount of accrued clinical trial expenses recognized is sensitive to the availability of information to make the estimate, including the estimate of the period over which services were expended or passthrough costs were incurred, as of the balance sheet date. Additionally, due to the long duration of clinical trials and the timing of invoicing received from CROs and investigator sites, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the Company’s estimated accrued clinical trial expense as of December 31, 2021, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of the clinical trial from the Company’s research and development personnel that oversee the clinical trials and confirmed directly with the CRO, a third party, which provided their estimate of clinical trial expense incurred and amounts invoiced as of December 31, 2021. To evaluate the completeness and valuation of the accrued clinical trial expenses, we compared invoices received by the Company subsequent to December 31, 2021 to the amounts recognized by the Company as of that date. We inspected the Company’s contract with the CRO and any change orders to assess the impact to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 11, 2022

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,436	$17,287
Accounts receivable	10,000	—
Prepaid expenses	921	722
Other current assets	779	109
Total current assets	42,136	18,118
Property and equipment, net	238	416
Operating lease right-of-use asset	369	528
Restricted cash	160	260
Total assets	$42,903	$19,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$941	$1,997
Accrued liabilities	3,312	1,582
Current portion of long-term debt	—	991
Current portion of operating lease liabilities	387	373
Deferred revenue	—	5,000
Total current liabilities	4,640	9,943
Operating lease liabilities	288	616
Total liabilities	4,928	10,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and 2020; 59,722,930 and 51,860,941 shares issued and outstanding at December 31, 2021 and 2020, respectively	60	52
Additional paid-in capital	293,406	264,578
Accumulated deficit	(255,491)	(255,867)
Total stockholders’ equity	37,975	8,763
Total liabilities and stockholders’ equity	$42,903	$19,322

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
License and other revenue	$29,575	$7,894	$2,173
Operating expenses:
Research and development	18,537	15,073	15,658
General and administrative	11,665	10,756	16,819
Total operating expenses	30,202	25,829	32,477
Loss from operations	(627)	(17,935)	(30,304)
Other income	1,003	—	—
Other expense	—	(275)	(466)
Net income (loss)	$376	$(18,210)	$(30,770)

Net income (loss) per share of common stock — basic and diluted	$0.01	$(0.39)	$(0.81)

Weighted average shares outstanding — basic	58,491,986	46,506,540	38,170,830
Weighted average shares outstanding — diluted	59,906,602	46,506,540	38,170,830

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2018	32,119,227	$32	$230,475	$(206,887)	$23,620
Issuance of common shares under at-the-market sales agreement	8,976,940	9	10,310	—	10,319
Issuance of common shares under private placement	3,178,367	3	3,321	—	3,324
Issuance of common shares under employee stock purchase plan	52,476	—	45	—	45
Exercise of stock options	16,362	—	7		7
Vesting and settlement of restricted stock units	70,000	—	—	—	—
Share-based compensation expense	—	—	4,612	—	4,612
Net loss	—	—	—	(30,770)	(30,770)
Balance at December 31, 2019	44,413,372	44	248,770	(237,657)	11,157
Issuance of common shares under at-the-market sales agreement	6,176,415	6	11,952	—	11,958
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Exercise of stock options	254,466	2	225	—	227
Vesting and settlement of restricted stock units	981,329	—	—	—	—
Share-based compensation expense	—	—	3,600	—	3,600
Net loss	—	—	—	(18,210)	(18,210)
Balance at December 31, 2020	51,860,941	52	264,578	(255,867)	8,763
Issuance of common shares under at-the-market sales agreement	2,891,419	3	12,202	—	12,205
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under employee stock purchase plan	65,481	—	111	—	111
Exercise of stock options	280,771	1	387	—	388
Vesting and settlement of restricted stock units	415,268	—	—	—	—
Share-based compensation expense	—	—	5,054	—	5,054
Net income	—	—	—	376	376
Balance at December 31, 2021	59,722,930	$60	$293,406	$(255,491)	$37,975

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$376	$(18,210)	$(30,770)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	178	180	211
Share-based compensation expense	5,054	3,600	4,612
Gain on extinguishment of debt	(998)	—	—
Non-cash interest expense	—	59	163
Accretion of debt discount	—	129	67
Loss on disposal of fixed assets	—	—	63
Amortization and accretion on available-for-sale investments, net	—	—	(115)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(10,869)	1,893	(558)
Other assets and liabilities	(155)	(140)	(159)
Accounts payable and accrued liabilities	681	(631)	(5,582)
Deferred revenue	(5,000)	—	5,000
Net cash used in operating activities	(10,733)	(13,120)	(27,068)
Investing activities
Maturities of available-for-sale-investments	—	—	32,950
Acquisition of property and equipment	—	(55)	(25)
Net cash (used in) provided by investing activities	—	(55)	32,925
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	12,205	11,958	10,319
Proceeds from registered direct offering, net of issuance costs	11,078	—	—
Proceeds from private placement, net of issuance costs	—	—	3,324
Proceeds from shares issued under employee stock purchase plan	111	31	45
Proceeds from exercise of stock options	388	227	7
Proceeds from issuance of long-term debt	—	991	—
Principal payments made on long-term debt	—	(5,340)	(5,000)
Net cash provided by financing activities	23,782	7,867	8,695
Net increase (decrease) in cash, cash equivalents and restricted cash	13,049	(5,308)	14,552
Cash, cash equivalents and restricted cash, beginning of period	17,647	22,955	8,403
Cash, cash equivalents and restricted cash, end of period	$30,696	$17,647	$22,955
Supplemental disclosure
Interest paid	$—	$524	$843
Forgiveness of PPP Loan and accrued interest	$998	$—	$—

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$30,436	$17,287	$22,595
Restricted cash ($100 as of December 31, 2021 is recorded in other current assets)	260	360	360
Cash, cash equivalents and restricted cash at end of period	$30,696	$17,647	$22,955

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Financial Statements

1. The Company

Clearside Biomedical, Inc. (the “Company”) is a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space (SCS). Incorporated in the State of Delaware on May 26, 2011, the Company has its corporate headquarters in Alpharetta, Georgia.

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE, its other licensees receive regulatory approval and successfully commercialize such licensees' product candidates or the Company commercializes its product candidates either on its own or with a third party. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $30.4 million as of December 31, 2021. On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional purchasers that purchased 4.2 million shares of its common stock in a registered direct offering at a price of $2.851 per share. The Company raised net proceeds of $11.1 million after deducting offering expenses. During the year ended December 31, 2021, the Company sold 2.9 million shares of its common stock for net proceeds of $12.2 million under its at-the-market agreement with Cowen and Company, LLC.

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

On October 25, 2021, the Company announced that the U.S. Food and Drug Administration (the "FDA") approved XIPERE (triamcinolone acetonide injectable suspension) for the treatment of macular edema associated with uveitis, a form of eye inflammation. The Company received an aggregate of $9.0 million in milestone payments related to the approval of XIPERE from Arctic Vision (Hong Kong) Limited and Bausch + Lomb. In addition, in January 2022, the Company received a $10.0 million milestone payment from Bausch upon completion of pre-launch activities for XIPERE. The $10.0 million was recorded as revenue in the fourth quarter of 2021 and is included in accounts receivable as of December 31, 2021. Bausch expects to launch XIPERE in the United States in the first quarter of 2022.

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

The Company has funded its operations primarily through the proceeds from public offerings of its common stock, sales of convertible preferred stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to conduct additional trials for the regulatory approval of its product candidates if requested by regulatory bodies, and completing the development of any product candidates that might be acquired. If such products were to receive regulatory approval, the Company would need to obtain additional financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can obtain generate significant revenue from commercializing its first approved product, XIPERE (triamcinolone acetonide suprachoroidal injectable suspension formulated for administration to the back of the eye), with its licensees. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, March 11, 2022, will enable it to fund its planned operating expenses and capital expenditure requirements into the second quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks, using data such as patient enrollment, pass through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expenses.

Share-Based Compensation

Compensation cost related to share-based awards granted to employees, directors and consultants is measured based on the estimated fair value of the award at the grant date. The fair value of restricted stock units granted is measured based on the market value of the Company’s common stock on the date of grant. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period.

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

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2021, the restricted cash balance was invested in a commercial money market account. The current portion of the restricted cash is recorded in other current assets and the long-term portion is recorded in restricted cash.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December 31,
		2021	2020
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	176	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
Total property and equipment		1,193	1,193
Less: Accumulated depreciation		(955)	(777)
Property and equipment, net		$238	$416

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development	$1,083	$234
Accrued employee costs	1,854	1,132
Accrued professional fees	30	56
Accrued expense	345	160
	$3,312	$1,582

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

Interest expense on the borrowings under the loan agreements described above was $147,000 and $804,000 for the years ended December 31, 2020 and 2019, respectively. Accretion of the scheduled final payment was $59,000 and $163,000 for the years ended December 31, 2020 and 2019, respectively. Accretion of the deferred closing costs was $129,000 and $67,000 for the years ended December 31, 2020 and 2019, respectively.

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

7. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2021 and 2020, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2021 and 2020, there were 59,722,930 and 51,860,941 shares of common stock outstanding, respectively.

8. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and had a remaining life of 4.75 years as of December 31, 2021.

9. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December

31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2021, under the 2016 Plan, options to purchase 5,378,247 shares of the Company’s common stock were outstanding at a weighted average price of $4.13 per share and 382,788 shares remained available for future grant. As of January 1, 2022, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 2,388,917 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2021, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 2,771,705 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2021, options to purchase 366,845 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $2.94 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Research and development	$1,570	$1,183	$1,379
General and administrative	1,985	1,574	2,728
Total	$3,555	$2,757	$4,107

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019

Expected term (years)	7.00	7.00	7.00
Expected stock price volatility	101.43%	108.13%	109.49%
Risk-free interest rate	0.75%	1.52%	2.49%
Expected dividend yield	0.00%	0.00%	0.00%

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

Forfeitures: The Company records forfeitures as they occur.

The following table summarizes the activity related to stock options during the year ended December 31, 2021:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2020	4,248,193	$3.95
Granted	1,794,906	3.93
Exercised	(280,771)	1.38
Options outstanding at December 31, 2021	5,762,328	4.07

Options exercisable at December 31, 2020	2,355,900	4.96

Options exercisable at December 31, 2021	3,148,502	4.59

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2021 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	2,334,392			7.25	1,572,297			7.03
$3.00 - $6.99	2,776,850			7.83	933,870			5.51
$7.00 - $8.99	449,308			5.16	444,933			5.15
$9.00 - $20.84	201,778			5.76	197,402			5.75
	5,762,328	$4.07	$2,469	7.32	3,148,502	$4.59	$1,880	6.23

As of December 31, 2021, the Company had $5.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average fair values of all stock options granted for the years ended December 31, 2021, 2020 and 2019 was $3.24 per share, $1.97 per share and $1.09 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2021 was $2.75, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees under the 2016 Plan. The shares underlying the RSU awards have vesting terms of four years from the date of grant, subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$723	$375	$177
General and administrative	715	427	306
Total	$1,438	$802	$483

The following table summarizes the activity related to RSUs during the year ended December 31, 2021:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2020	767,271	$1.78
Granted	965,344	4.01
Vested	(415,268)	1.27
Non-vested RSUs outstanding at December 31, 2021	1,317,347	3.58

As of December 31, 2021, the Company had $3.5 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2022. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2021 was 505,491 shares.

The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2021, 2020 and 2019, the Company issued 65,481, 35,359 and 52,476 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$41	$19	$11
General and administrative	20	22	9
Total	$61	$41	$20

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2021	2020	2019
Deferred tax asset (liability):
Net operating loss carryforwards	$53,966	$51,414	$46,305
Non-deductible accrued expenses	469	263	422
Right-of-use asset	(96)	(132)	(138)
Lease liability	176	247	264
Deferred revenue	—	1,247	—
Stock compensation expense	2,768	2,044	1,472
Depreciation differences	(44)	(82)	(94)
Federal tax credits	9,012	8,015	7,249
State tax credits	342	381	623
Disallowed interest expense	—	7	99
Charitable contributions	6	—	4
Valuation allowance	(66,599)	(63,404)	(56,206)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended
	December 31,
	2021	2020	2019
U.S. federal tax rate	21.00%	21.00%	21.00%
State tax rate	(599.32)	14.28	—
Permanent difference	(3.15)	1.42	(1.33)
Tax credit	(253.97)	2.89	2.06
Valuation allowance	847.82	(39.66)	(21.73)
ASC 740-10	(3.19)	(0.26)	—
Adjustment to prior year tax provision	(13.16)	—	—
Other	3.97	—	—
	0.00%	(0.33)%	0.00%

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

At December 31, 2021, the Company had a valuation allowance of $66.6 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2021, the Company had income tax NOL carryforwards for federal and state purposes of $234.4 million and $75.6 million, respectively. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of $49.2 million and $4.8 million, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2031, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited beginning in 2021. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

The following is a rollforward of the Company’s uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2021	2020
Balance of uncertain tax positions at the beginning of the year	$7,568	$2,903
Gross increases - tax positions in prior period	—	4,665
Gross decreases - tax positions in prior period	(12)	—
Gross decreases - settlements with taxing authorities	(36)	—
Balance of uncertain tax positions at the end of the year	$7,520	$7,568

As of December 31, 2021 and 2020, there was $7.5 million and $7.6 million, respectively, of unrecognized tax benefit that if recognized would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances. The Company reversed $48,000 of previously recorded unrecognized tax expenses for the year 2021. The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. No significant amounts of interest or penalties have been recorded as of December 31, 2021.

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

The Company is subject to taxation in the United States and certain state jurisdictions. As of December 31, 2021, the Company’s tax returns for 2018, 2019 and 2020 are subject to full examination by the tax authorities. As of December 31, 2021, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2018, except to the extent of NOLs generated in prior years claimed on a tax return.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

December 31, 2021
Operating lease right-of-use asset	$369

Liabilities
Current portion of operating lease liabilities	$387
Operating lease liabilities	288
Total operating lease liabilities	$675

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2021, the Company’s incremental borrowing rate was 11.0% and the remaining lease term was 1.75 years.

Minimum lease payments were as follows at December 31, 2021 (in thousands):

Year ending December 31,
2022	$407
2023	316
Total minimum lease payments	723
Less imputed interest	(48)
Total operating lease liabilities	$675

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $247,000 for each of the years ended December 31, 2021 and 2020, and $393,000 for the year ended 2019. Variable lease cost was $95,000 for each of the years ended December 31, 2021 and 2020, and $83,000 for the year ended 2019. Short-term lease cost was $8,000, $12,000 and $20,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

12. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement (as amended, the "Bausch License Agreement") with Bausch + Lomb, a division of Bausch Health Companies, Inc. (“Bausch”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary SCS Microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products,” and together with XIPERE, the “Products”), subject to specified exceptions, in the United States and Canada (the “Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid the Company an upfront payment of $5.0 million (the “Upfront Payment”) in October 2019. In October 2021, the FDA approved XIPERE. The Company received $5.0 million from Bausch as a result of the approval. In December 2021, $10.0 million was recorded upon completion of pre-launch activities for XIPERE and payment was received in January 2022. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022.

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

Due to the refund provisions in the License Agreement, the Upfront Payment was included on the balance sheet as deferred revenue as of December 31, 2020 and 2019. The refund provisions lapsed upon FDA approval of XIPERE and the $5.0 million was recognized as revenue in the fourth quarter of 2021.

REGENXBIO, Inc.

On August 29, 2019, the Company entered into an option and license agreement with REGENXBIO, Inc. (“REGENXBIO”) pursuant to which the Company granted REGENXBIO an exclusive option to enter into a commercial license agreement (the “Option”), which grants REGENXBIO an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of adeno-associated virus-based gene therapies for the treatment of wet age-related macular degeneration, diabetic retinopathy and other conditions for which anti-vascular endothelial growth factor treatment is currently the standard of care. REGENXBIO exercised the Option in October 2019 and paid the Company an option fee equal to $2.0 million, less a credit of $0.5 million previously received under a technology access agreement. In addition, REGENXBIO has agreed to pay the Company up to an aggregate of $31.0 million in milestone payments upon the achievement of specified development milestones and up to an aggregate of $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term. In September 2020, the Company received $3.0 million in milestone payments under the Option.

Arctic Vision (Hong Kong) Limited

On March 10, 2020, the Company entered into a License Agreement (the “License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the License Agreement, the Company has granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions in China, Hong Kong, Macau, Taiwan and South Korea (the “Arctic Territory”). Under the terms of the License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

Pursuant to the License Agreement, Arctic Vision paid the Company an upfront payment of $4.0 million in March 2020. In December 2021, the Company received a milestone payment of $4.0 million following the receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay the Company up to $22.5 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country.

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

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $13,000, $200,000 and $105,000 of revenue from these agreements during the years ended December 31, 2021, 2020 and 2019, respectively.

13. Fair Value Measurements

The Company’s material financial instruments at December 31, 2021 and 2020, consisted primarily of cash and cash equivalents and at December 31, 2020, also included long-term debt. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of long-term debt approximates the carrying value due to variable interest rates that correspond to market rates and is classified as Level 1 in the fair value hierarchy

There were no significant transfers between Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020.

14. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net income (loss) per share gives effect to all dilutive potential shares of common stock outstanding during this period.

For periods in which the Company incurred net losses, common stock equivalents were excluded which included stock options, unvested restricted stock and stock purchase warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented.

	Year Ended December 31,
	2021	2020	2019
Net income (loss) - basic and diluted	$376	$(18,210)	$(30,770)

Weighted average shares - basic	58,491,986	46,506,540	38,170,830
Effect of dilutive securities:
Stock options	1,058,134	—	—
Restricted stock	342,943	—	—
ESPP	13,539	—	—
Weighted average shares - diluted	59,906,602	46,506,540	38,170,830

Net income (loss) per share - basic	$0.01	$(0.39)	$(0.81)
Net income (loss) per share - diluted	$0.01	$(0.39)	$(0.81)

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net income (loss) per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Outstanding stock options	4,704,194	4,248,193	4,104,450
Non-vested restricted stock units	974,404	767,271	1,269,300
Stock purchase warrants	29,796	29,796	29,796
	5,708,394	5,045,260	5,403,546

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as a non-accelerated filer and a smaller reporting company under SEC rules, management's report was not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.14	*+	Third Amended and Restated Non-Employee Director Compensation Policy.

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

10.25	##

First Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of August 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form-10 (File No. 001-37783), filed with the Commission on November 10, 2021.

10.26	##

Second Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of September 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form-10 (File No. 001-37783), filed with the Commission on November 10, 2021.

10.27

Second Amendment to the License Agreement, by and between the Registrant and Bausch + Lomb Ireland Limited (as assignee of Bausch Health Ireland Limited), dated as of September 27, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form-10 (File No. 001-37783), filed with the Commission on November 10, 2021.

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

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 11, 2022		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022

/s/ William D. Humphries William D. Humphries	Director	March 11, 2022

/s/ Richard Croarkin Richard Croarkin	Director	March 11, 2022

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 11, 2022

/s/ Nancy J. Hutson Nancy J. Hutson	Director	March 11, 2022

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 11, 2022

/s/Clay B. Thorp Clay B. Thorp	Director	March 11, 2022

/s/Benjamin R. Yerxa Benjamin R. Yerxa	Director	March 11, 2022