Form 10-Q
period 2022-03-31
Clearside Biomedical, Inc.
filed 2022-05-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 60,150,442 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,372	$30,436
Accounts receivable	—	10,000
Prepaid expenses	563	921
Other current assets	339	779
Total current assets	35,274	42,136
Property and equipment, net	301	238
Operating lease right-of-use asset	324	369
Restricted cash	160	160
Total assets	$36,059	$42,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,396	$941
Accrued liabilities	2,171	3,312
Current portion of operating lease liabilities	391	387
Deferred revenue	198	—
Total current liabilities	4,156	4,640
Operating lease liabilities	200	288
Total liabilities	4,356	4,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 60,147,618 and 59,722,930 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	294,778	293,406
Accumulated deficit	(263,135)	(255,491)
Total stockholders’ equity	31,703	37,975
Total liabilities and stockholders’ equity	$36,059	$42,903

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
License and other revenue	$347	$34
Operating expenses:
Research and development	4,536	5,490
General and administrative	3,457	2,893
Total operating expenses	7,993	8,383
Loss from operations	(7,646)	(8,349)
Other income	2	998
Net loss	$(7,644)	$(7,351)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.13)
Weighted average shares outstanding — basic and diluted	60,064,209	57,038,664

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	$60	$294,778	$(263,135)	$31,703

	Three Months Ended March 31, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	$58	$280,145	$(263,218)	$16,985

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(7,644)	$(7,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	45
Share-based compensation expense	1,307	1,154
Gain on extinguishment of debt	—	(998)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,689	279
Other assets and liabilities	(39)	(36)
Accounts payable and accrued liabilities	(686)	1,348
Deferred revenue	198	—
Net cash provided by (used in) operating activities	3,871	(5,559)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from registered direct offering, net of issuance costs	—	11,078
Proceeds from at-the-market sales agreement, net of issuance costs	—	3,249
Proceeds from exercise of stock options	3	38
Proceeds from shares issued under employee stock purchase plan	62	54
Net cash provided by financing activities	65	14,419
Net increase in cash, cash equivalents and restricted cash	3,936	8,860
Cash, cash equivalents and restricted cash, beginning of period	30,696	17,647
Cash, cash equivalents and restricted cash, end of period	$34,632	$26,507
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$—	$998

Reconciliation of cash, cash equivalents and restricted cash:

	March 31,
	2022	2021
Cash and cash equivalents	$34,372	$26,147
Restricted cash (including $100 for each period recorded in other current assets)	260	360
Cash, cash equivalents and restricted cash at end of period	$34,632	$26,507

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

The Company’s activities since inception have primarily consisted of developing product and technology rights, raising capital and performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE®, its other licensees receive regulatory approval and successfully commercializes its product candidates or the Company commercializes its product candidates either on its own or with a third party. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Liquidity

The Company had cash and cash equivalents of $34.4 million as of March 31, 2022.

On October 25, 2021, the Company announced that the U.S. Food and Drug Administration (the "FDA") approved XIPERE (triamcinolone acetonide injectable suspension) for the treatment of macular edema associated with uveitis, a form of eye inflammation. In January 2022, the Company received $10.0 million from Bausch + Lomb, a division of Bausch Health Companies, Inc. ("Bausch"), upon completion of pre-launch activities for XIPERE pursuant to the license agreement granting Bausch an exclusive license to develop and commercialize XIPERE in the United States and Canada. Bausch launched XIPERE in the United States in the first quarter of 2022.

The Company has funded its operations primarily through the sale of common stock and convertible preferred stock and the issuance of long-term debt. The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to complete the development and conduct clinical trials for the regulatory approval of its product candidates if requested by regulatory bodies. If such products were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

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

Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, May 12, 2022, will enable it to fund its planned operating expenses and capital expenditure requirements for at least the next twelve months from that date. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2022, statements of operations for the three months ended March 31, 2022 and 2021, statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, its results of its operations for the three months ended March 31, 2022 and 2021, its changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Effects of COVID-19

The COVID-19 pandemic is expected to continue to result in global economic uncertainty. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks using data such as patient enrollment, pass through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense.

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

All share-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the recipient's underlying role within the Company.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	285	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,302	1,193
Less: Accumulated depreciation		(1,001)	(955)
		$301	$238

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development	$1,114	$1,083
Accrued employee costs	519	1,854
Accrued professional fees	106	30
Accrued expense	432	345
	$2,171	$3,312

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

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. As of March 31, 2022 and December 31, 2021, there were 60,147,618 and 59,722,930 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 4.5 years as of March 31, 2022.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$402	$377
General and administrative	514	422
Total	$916	$799

The following table summarizes the activity related to stock options during the three months ended March 31, 2022:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2021	5,762,328	$4.07
Granted	1,310,940	2.17
Exercised	(22,727)	0.15
Forfeited	—	—
Options outstanding at March 31, 2022	7,050,541	3.73

Options exercisable at December 31, 2021	3,148,502	4.59

Options exercisable at March 31, 2022	3,743,739	4.47

As of March 31, 2022, the Company had $6.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees from the 2016 Plan. The shares underlying the RSU awards have vesting terms of four years from the date of grant subject to the employees’ continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$197	$171
General and administrative	186	170
Total	$383	$341

The following table summarizes the activity related to RSUs during the three months ended March 31, 2022:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2021	1,317,347	$3.58
Granted	648,460	2.19
Vested	(375,331)	3.44
Non-vested RSUs outstanding at March 31, 2022	1,590,476	3.04

As of March 31, 2022, the Company had $4.5 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 3.0 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$5	$8
General and administrative	3	6
Total	$8	$14

During the three months ended March 31, 2022, the Company issued 26,630 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

March 31, 2022
Operating lease right-of-use asset	$324

Liabilities
Current portion of operating lease liabilities	$391
Operating lease liabilities	200
Total operating lease liabilities	$591

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2022, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 1.5 years.

Minimum lease payments were as follows at March 31, 2022 (in thousands):

Year Ending December 31,
2022	308
2023	316
Total minimum lease payments	624
Less imputed interest	(33)
Total operating lease liabilities	$591

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each of the three months ended March 31, 2022 and 2021. Variable lease cost was $24,000 for each of the three months ended March 31, 2022 and 2021. Short-term lease cost was $21,000 and $2,000 for the three months ended March 31, 2022 and 2021. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $99,000 and $95,000 for the three months ended March 31, 2022 and 2021, respectively.

Contract Service Providers

In the course of the Company’s normal business operations, it has agreements with contract service providers to assist in the performance of its research and development, clinical research and manufacturing. Substantially all of these contracts are on an as needed basis.

10. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement (as amended, the "Bausch License Agreement”) with Bausch. Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary SCS Microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (“Other Products,” and together with XIPERE, the “Products”), subject to specified exceptions, in the United States and Canada (the “Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid the Company an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE. The Company received $5.0 million from Bausch as a result of the approval. In December 2021, $10.0 million was recorded upon completion of pre-launch activities for XIPERE and payment was received in January 2022. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022.

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

11. Fair Value Measurements

The Company’s material financial instruments at March 31, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy.

There were no significant transfers between Levels 1, 2 and 3 during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	7,050,541	5,816,856
Non-vested restricted stock units	1,590,476	1,504,861
Stock purchase warrants	29,796	29,796
	8,670,813	7,351,513

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2021 appearing in our Annual Report on Form 10-K filed with the SEC on March 11, 2022.

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space, or SCS®. Our novel SCS injection platform, utilizing our proprietary SCS Microinjector®, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to the macula, retina or choroid to potentially preserve and improve vision in patients with sight-threatening eye diseases. Our SCS injection platform can be used in conjunction with existing drugs designed for delivery to the SCS, novel therapies and future therapeutic innovations. We believe our proprietary suprachoroidal administration platform has the potential to become a standard for delivery of therapies intended to treat chorioretinal diseases.

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. We are developing our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection platform. Our first product, XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.

We believe that we are creating a broad therapeutic platform for developing product candidates to treat serious eye diseases.

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Internal Pipeline

XIPERE

Our first product, XIPERE, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, for suprachoroidal use. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated intraocular pressure, or IOP, which can lead to glaucoma. XIPERE is delivered into the suprachoroidal space via a novel route of administration utilizing our SCS Microinjector. XIPERE was approved by the FDA for the treatment of macular edema associated with uveitis.

We are evaluating options for potential submissions to regulatory agencies to seek regulatory approval of XIPERE for the treatment of patients with macular edema associated with uveitis in additional territories outside of territories licensed by Arctic Vison and Bausch.

CLS-AX

CLS-AX, our most advanced product candidate, is our proprietary suspension of the tyrosine kinase inhibitor axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond sub optimally to current anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for wet age-related macular degeneration, or wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In OASIS, the primary endpoints were met in Cohorts 1 and 2. CLS-AX was well tolerated with no serious adverse events; there were no treatment emergent adverse events related to aflibercept, CLS-AX or the suprachoroidal injection procedure, no dispersion of drug into the vitreous, and no adverse events related to IOP, inflammation or vasculitis. OASIS is currently enrolling patients in Cohort 3, in which each patient will receive a dose of 0.5 mg. The preliminary one-month safety data from Cohort 3 has been reviewed by our Safety Monitoring Committee and there were no dose limiting toxicities. As a result, we are now enrolling patients in Cohort 4 in which each patient will receive a dose of 1.0 mg. Our extension study follows patients in Cohort 2, Cohort 3 and Cohort 4 for up to an additional three-month period.

In addition to enrolling Cohort 4, we plan to expand enrollment in Cohort 3 and run both cohorts simultaneously. With the Cohort 3 expansion and the addition of Cohort 4, we are targeting enrollment of up to 25 patients in total from all four OASIS cohorts. The expanded enrollment will allow us to collect more CLS-AX patient data in order to help guide our selection of the most appropriate dosing protocol for our planned Phase 2b clinical trial. We expect to report individual patient safety and tolerability data from both Cohort 3 and Cohort 4 as well as the complete analysis from all four dosing cohorts of the OASIS trial in the fourth quarter of 2022. We have begun planning for our Phase 2b clinical trial. We anticipate that the the final data readout from OASIS will position us to initiate activities by the end of the year for our Phase 2b trial, which will enable us to begin enrolling patients soon thereafter.

CLS-301

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension, which we refer to as CLS-301. Integrins are multi-functional cell-adhesion molecules that regulate critical cellular processes. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration conducted by others. We believe that integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. Suprachoroidal delivery of an integrin inhibitor suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. Our initial preclinical data has shown that the agent is well-tolerated with favorable ocular distribution targeting the chorio-retina, and we have seen encouraging initial signs of durability. We are optimizing the formulation and have initiated a second preclinical study. We expect to have results from this study in the second half of 2022.

External Collaborations Pipeline

In addition to growing our internal pipeline, we are also focused on collaborating with other companies to provide access to the suprachoroidal space.

During the second half of 2019, we entered into three license and other agreements that we believe validate and expand the reach of our suprachoroidal injection platform. In October 2019, we announced that Bausch + Lomb, a division of Bausch Health Companies, Inc., or Bausch, acquired an exclusive license for the commercialization and development of XIPERE (triamcinolone acetonide injectable suspension) in the United States and Canada. Bausch launched XIPERE in the United States in the first quarter of 2022.

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

In March 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea, or the Arctic Territory. During 2021, we entered into amendments to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam) and Australia and New Zealand. In December 2020, Arctic Vision announced approval of its IND for a Phase 3 clinical trial of ARVN001 (known as XIPERE in the U.S.) in China. Arctic Vision has branded ARVN001 as Arcatus. In November 2021, Arctic Vision announced dosing of the first patient in a Phase 3 clinical trial of ARVN001 for the treatment of macular edema associated with uveitis. In March 2022, Arctic Vision announced dosing of the first patient in a Phase 1 clinical trial of ARVN011 in China for the treatment of diabetic macular edema.

These partnerships enable us to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we are eligible to receive up to an aggregate of more than $230 million in potential future development and sales milestones, as well as and royalties from net sales of covered products.

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2022, we had an accumulated deficit of $263.1 million. We recorded net losses of $7.6 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2022 as a result of our ongoing Phase 1/2a clinical trial of CLS-AX, the preparation of a Phase 2b clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations for at least the next twelve months.

Impact of COVID-19 on Our Business

Our financial results for the three months ended March 31, 2022 were not significantly impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2022.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of XIPERE, and we do not expect to generate any until Bausch has reached the first $45 million of net sales (refer to Footnote 11 to our financial statements included in this Quarterly Report on Form 10-Q) or any other product revenue unless or until we obtain regulatory approval of and commercialize our other product candidates, either on our own or with a third party. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by program for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
XIPERE (uveitis program)	$120	$1,473
CLS-AX (wet AMD program)	1,108	1,278
CLS-301 (DME program)	373	189
Total	1,601	2,940
Unallocated	2,935	2,550
Total research and development expense	$4,536	$5,490

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our current or future product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include, among others:

•
the costs associated with process development, scale-up and manufacturing of our product candidates including the SCS Microinjector for clinical trials and for requirements associated with regulatory filings;
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

Other Income

Other income consists of the gain on the extinguishment of the PPP Loan and accrued interest and interest income earned on our cash and cash equivalents. Interest income is not considered significant to our financial statements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2022.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Period-to-Period
	2022	2021	Change
	(in thousands)
License and other revenue	$347	$34	$313
Operating expenses:
Research and development	4,536	5,490	(954)
General and administrative	3,457	2,893	564
Total operating expenses	7,993	8,383	(390)
Loss from operations	(7,646)	(8,349)	703
Other income	2	998	(996)
Net loss	$(7,644)	$(7,351)	$(293)

Revenue. In the three months ended March 31, 2022 and 2021, we recognized $0.3 million and $34,000, respectively, of revenue associated with our license agreements.

Research and development. Research and development expense decreased by $1.0 million, from $5.5 million for the three months ended March 31, 2021 to $4.5 million for the three months ended March 31, 2022. This decrease was primarily due to a $1.4 million decrease in costs related to the uveitis program as it was approved for commercial sales by the FDA in October 2021. The CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, had a decrease of $0.2 million for the three months ended March 31, 2022 due to timing of expenses for the clinical trials. These decreases are partially offset by a $0.2 million increase in costs for our CLS-301 program and a $0.2 million increase in employee related costs.

General and administrative. General and administrative expenses increased by $0.6 million, from $2.9 million for the three months ended March 31, 2021 to $3.5 million for the three months ended March 31, 2022. This was primarily attributable to a $0.2 million increase in employee related costs and a $0.2 million increase in consulting fees.

Other income. Other income for the three months ended March 31, 2022 was comprised of interest income from cash and cash equivalents. Other income for the three months ended March 31, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2022, we had cash and cash equivalents of $34.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2022, our funds were held in cash and money market funds.

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

In March 2020, Arctic Vision paid us an upfront payment of $4.0 million. In December 2021, we received a milestone payment of $4.0 million following receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay us up to a total of $22.5 million in development and sales milestone payments. Further, during the applicable royalty term, we will also be entitled to receive tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions. In August 2021, we entered into an amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, we entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. We received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

In October 2019, we announced that Bausch acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. On October 25, 2021, we announced that the FDA approved XIPERE for the treatment of macular edema associated with uveitis. We received $5.0 million from Bausch in November 2021 relating to the FDA approval of XIPERE, and in January 2022, we received an additional $10.0 million upon completion of pre-launch activities for XIPERE. Bausch launched XIPERE in the United States in the first quarter of 2022.

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of March 31, 2022, there was $14.4 million available for sales of our common stock under the ATM agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Footnote 9 to our financial statements included in this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the Russian Federation invasion of Ukraine and macroeconomic conditions such as inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, May 12, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from that date. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$3,871	$(5,559)
Investing activities	—	—
Financing activities	65	14,419
Net change in cash and cash equivalents	$3,936	$8,860

During the three months ended March 31, 2022, our operating activities provided net cash of $3.9 million and during the three months ended March 31, 2021 our operating activities used $5.6 million. The net cash provided for the three months ended March 31, 2022 was primarily due to the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE offset by research and development expenses related to the preclinical and clinical programs and general and administrative expenses. The net cash used in the three months ended March 31, 2021 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program.

During the three months ended March 31, 2022 and 2021 our net cash provided by financing activities was $65,000 and $14.4 million, respectively. The cash provided by financing activities for the three months ended March 31, 2022 consisted of stock option exercises and the sale of common shares under an employee stock purchase plan. The cash provided by financing during the three months ended March 31, 2021 primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $3.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. These risks could be amplified by the COVID-19 pandemic and its potential impact on the global economy generally and our business and industry in particular. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022. There have been no material changes to the risk factors described in that report.

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

Clearside Biomedical, Inc.

Date: May 12, 2022	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)