Form 10-Q
period 2022-06-30
Clearside Biomedical, Inc.
filed 2022-08-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 60,190,731 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,033	$30,436
Accounts receivable	123	10,000
Prepaid expenses	439	921
Other current assets	394	779
Total current assets	29,989	42,136
Property and equipment, net	321	238
Operating lease right-of-use asset	276	369
Restricted cash	160	160
Total assets	$30,746	$42,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,644	$941
Accrued liabilities	2,354	3,312
Current portion of operating lease liabilities	395	387
Total current liabilities	5,393	4,640
Operating lease liabilities	105	288
Total liabilities	5,498	4,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 60,150,442 and 59,722,930 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	296,136	293,406
Accumulated deficit	(270,948)	(255,491)
Total stockholders’ equity	25,248	37,975
Total liabilities and stockholders’ equity	$30,746	$42,903

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License and other revenue	$384	$780	$731	$814
Operating expenses:
Research and development	5,430	4,060	9,966	9,550
General and administrative	2,791	2,816	6,248	5,709
Total operating expenses	8,221	6,876	16,214	15,259
Loss from operations	(7,837)	(6,096)	(15,483)	(14,445)
Other income	24	1	26	999
Net loss	$(7,813)	$(6,095)	$(15,457)	$(13,446)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.11)	$(0.26)	$(0.23)
Weighted average shares outstanding — basic and diluted	60,150,348	57,745,465	60,107,517	57,394,017

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	60	294,778	(263,135)	31,703
Exercise of stock options	2,824	—	4	—	4
Share-based compensation expense	—	—	1,354	—	1,354
Net loss	—	—	—	(7,813)	(7,813)
Balance at June 30, 2022	60,150,442	$60	$296,136	$(270,948)	$25,248

	Six Months Ended June 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	58	280,145	(263,218)	16,985
Issuance of common shares under at-the-market sales agreement	1,397,436	1	7,083	—	7,084
Exercise of stock options	21,673	—	33	—	33
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Share-based compensation expense	—	—	1,331	—	1,331
Net loss	—	—	—	(6,095)	(6,095)
Balance at June 30, 2021	59,091,591	$59	$288,592	$(269,313)	$19,338

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(15,457)	$(13,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84	89
Share-based compensation expense	2,661	2,485
Gain on extinguishment of debt	—	(998)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,477	(408)
Other assets and liabilities	(82)	(75)
Accounts payable and accrued liabilities	745	(156)
Net cash used in operating activities	(1,572)	(12,509)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from registered direct offering, net of issuance costs	—	11,078
Proceeds from at-the-market sales agreement, net of issuance costs	—	10,333
Proceeds from exercise of stock options	7	71
Proceeds from shares issued under employee stock purchase plan	62	54
Net cash provided by financing activities	69	21,536
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,503)	9,027
Cash, cash equivalents and restricted cash, beginning of period	30,696	17,647
Cash, cash equivalents and restricted cash, end of period	$29,193	$26,674
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$—	$998

Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2022	2021
Cash and cash equivalents	$29,033	$26,414
Restricted cash (including $100 recorded in other current assets at June 30, 2021)	160	260
Cash, cash equivalents and restricted cash at end of period	$29,193	$26,674

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

Liquidity

The Company had cash and cash equivalents of $29.0 million as of June 30, 2022.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of long-term debt, and license agreements. On October 25, 2021, the Company announced that the U.S. Food and Drug Administration (the "FDA") approved XIPERE (triamcinolone acetonide injectable suspension) for the treatment of macular edema associated with uveitis, a form of eye inflammation. In January 2022, the Company received $10.0 million from Bausch + Lomb, a division of Bausch Health Companies, Inc. ("Bausch"), upon completion of pre-launch activities for XIPERE pursuant to the license agreement granting Bausch an exclusive license to develop and commercialize XIPERE in the United States and Canada. Bausch launched XIPERE in the United States in the first quarter of 2022.

As further described in Note 13 to the financial statements on August 8, 2022, the Company entered into a Purchase and Sale Agreement pursuant to which it sold its rights to receive royalty and milestone payments due to the Company from XIPERE and certain SCS Microinjector license agreements subject to a cap which may be increased under certain circumstances. Under the terms of the agreement, the Company is entitled to an initial payment of $32.5 million by August 29, 2022.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue. The Company has no current source of revenue to sustain present activities and does not expect to generate meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE®, its other licensees receive regulatory approval and successfully commercialize its product candidates, or the Company commercializes its product candidates either on its own or with a third party. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

The Company will continue to need to obtain additional financing to fund future operations, including completing the development, partnering and potential commercialization of its primary product candidates. The Company will need to obtain financing to complete the development and conduct clinical trials for the regulatory approval of its product candidates if requested by regulatory bodies. If such product candidates were to receive regulatory approval, the Company would need to obtain financing to prepare for the potential commercialization of its product candidates, if the Company decides to commercialize the products on its own.

Based on its cash and cash equivalents as of the filing date, August 12, 2022, its current plans and forecasted expenses and assuming receipt of $32.5 million that the Company is entitled to receive pursuant to the Purchase and Sale Agreement, the Company expects that it will be able to fund its planned operating expenses and capital expenditure requirements into 2024. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2022, statements of operations for the three and six months ended June 30, 2022 and 2021, statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, its results of its operations for the three and six months ended June 30, 2022 and 2021, its changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the six months ended June 30, 2022 are not indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Effects of COVID-19

The COVID-19 pandemic continues to result in global economic uncertainty. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	343	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
		1,360	1,193
Less: Accumulated depreciation		(1,039)	(955)
		$321	$238

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development	$1,028	$1,083
Accrued employee costs	907	1,854
Accrued professional fees	156	30
Accrued expense	263	345
	$2,354	$3,312

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

6. Common Stock

At the Company's Annual Meeting of Stockholders held on June 22, 2022, the Company's stockholders approved an amendment to the amended and restated certificate of incorporation to increase the Company's authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. As of June 30, 2022 the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2022 and December 31, 2021, there were 60,150,442 and 59,722,930 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 4.25 years as of June 30, 2022.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$413	$414	$814	$791
General and administrative	540	514	1,054	936
Total	$953	$928	$1,868	$1,727

The following table summarizes the activity related to stock options during the six months ended June 30, 2022:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2021	5,762,328	$4.07
Granted	1,734,440	2.00
Exercised	(25,551)	0.31
Forfeited	—	—
Options outstanding at June 30, 2022	7,471,217	3.60

Options exercisable at December 31, 2021	3,148,502	4.59

Options exercisable at June 30, 2022	4,137,287	4.35

As of June 30, 2022, the Company had $6.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$209	$196	$406	$367
General and administrative	185	192	371	362
Total	$394	$388	$777	$729

The following table summarizes the activity related to RSUs during the six months ended June 30, 2022:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2021	1,317,347	$3.58
Granted	648,460	2.19
Vested	(375,331)	3.44
Non-vested RSUs outstanding at June 30, 2022	1,590,476	3.04

As of June 30, 2022, the Company had $4.1 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 2.8 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$5	$9	$10	$17
General and administrative	3	6	6	12
Total	$8	$15	$16	$29

During the six months ended June 30, 2022, the Company issued 26,630 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the balance sheet are as follows (in thousands):

June 30, 2022
Operating lease right-of-use asset	$276

Liabilities
Current portion of operating lease liabilities	$395
Operating lease liabilities	105
Total operating lease liabilities	$500

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company has not yet determined if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2022, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 1.25 years.

Minimum lease payments were as follows at June 30, 2022 (in thousands):

Year Ending December 31,
2022	206
2023	316
Total minimum lease payments	522
Less imputed interest	(22)
Total operating lease liabilities	$500

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each of the three months ended June 30, 2022 and 2021, and $123,000 for each of the six months ended June 30, 2022 and 2021. Variable lease cost was $24,000 for each of the three months ended June 30, 2022 and 2021, and $47,000 for each of the six months ended June 30, 2022 and 2021. Short-term lease cost was $21,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively, and $43,000 and $4,000 for the six months ended June 30, 2022 and 2021, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $202,000 and $194,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Pursuant to the Bausch License Agreement, Bausch paid the Company an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE. The Company received $5.0 million from Bausch as a result of the approval. In December 2021, $10.0 million was recorded upon completion of pre-launch activities for XIPERE and payment was received in January 2022. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 13 to the financial statements.

Arctic Vision (Hong Kong) Limited

On March 10, 2020, the Company entered into a License Agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the Arctic Vision License Agreement, the Company has granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea (the “Arctic Territory”). Under the terms of the Arctic Vision License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

Pursuant to the Arctic Vision License Agreement, Arctic Vision paid the Company an upfront payment of $4.0 million in March 2020. In December 2021, the Company received a milestone payment of $4.0 million following the receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay the Company up to $22.5 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 13 to the financial statements.

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

11. Fair Value Measurements

The Company’s material financial instruments at June 30, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2022 and the year ended December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	7,471,217	5,958,933	7,471,217	5,958,933
Non-vested restricted stock units	1,590,476	1,411,104	1,590,476	1,411,104
Stock purchase warrants	29,796	29,796	29,796	29,796
	9,091,489	7,399,833	9,091,489	7,399,833

13. Subsequent Event

On August 8, 2022 (the “Closing Date”), the Company, through its wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company (“Royalty Sub”), entered into a Purchase and Sale Agreement (the “Agreement”) with entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”) and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Agreement, Royalty Sub will receive an initial payment of $32.5 million, less certain expenses, within 15 business days of the Closing Date. An additional $12.5 million will be placed in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

The Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 2.5 times the aggregate amount of payments made by HCR under the agreement (the “2024 Threshold”) if the 2024 Threshold is achieved on or prior to December 31, 2024. If the 2024 Threshold is not achieved on or prior to December 31, 2024 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made), Royalty Sub must pay 3.4 times the aggregate amount of payments made by HCR under the agreement. After the Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

CLS-AX

CLS-AX, our most advanced product candidate, is our proprietary suspension of the tyrosine kinase inhibitor axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond sub optimally to current anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for retinal diseases.

In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced that the first patients had been enrolled in our Phase 1/2a clinical trial of CLS-AX, known as OASIS. In OASIS, the primary endpoints were met in Cohorts 1 and 2. CLS-AX was well tolerated with no serious adverse events; there were no treatment emergent adverse events related to aflibercept, CLS-AX or the suprachoroidal injection procedure, no dispersion of drug into the vitreous, and no adverse events related to IOP, inflammation or vasculitis. In July 2022, we completed patient enrollment of OASIS and also completed dosing in Cohort 3 in which each patient received a dose of 0.5 mg, and in Cohort 4 in which each patient received a dose of 1.0 mg. Our extension study follows patients in Cohort 2, Cohort 3 and Cohort 4 for up to an additional three-month period.

We enrolled 27 patients in total in all four OASIS cohorts. Our enrollment allowed us to collect more CLS-AX patient data to help guide our selection of the most appropriate dosing protocol for our planned Phase 2 clinical trial. We expect to report individual patient safety and tolerability data from both Cohort 3 and Cohort 4 as well as the complete analysis from all four dosing cohorts of the OASIS trial in November 2022. We have begun planning for our Phase 2 clinical trial. We anticipate that the final data readout from OASIS will position us to initiate activities by the end of the year for our Phase 2 trial, which will enable us to begin enrolling patients soon thereafter.

CLS-301

We have initiated another small molecule program utilizing suprachoroidal administration of an integrin inhibitor suspension, which we refer to as CLS-301. Integrins are multi-functional cell-adhesion molecules that regulate critical cellular processes. Integrins play a role in pathologic processes, such as inflammation, angiogenesis and fibrosis. Integrin inhibition has had some recent preliminary validation in preclinical models and clinical studies of diabetic macular edema and macular degeneration conducted by others. We believe that integrin inhibition could potentially serve as primary therapy, adjunctive therapy to anti-VEGF agents or secondary therapy in refractory cases of diabetic macular edema and macular degeneration. Suprachoroidal delivery of an integrin inhibitor suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed in other preclinical studies of small molecule suspensions, such as triamcinolone acetonide and axitinib. Therefore, we are assessing ocular tolerability, distribution and pharmacokinetics of our integrin inhibitor suprachoroidal suspension in a series of preclinical studies. Our initial preclinical data has shown that the agent is well-tolerated with favorable ocular distribution targeting the chorio-retina, and we have seen encouraging initial signs of durability. We are optimizing the formulation and have initiated a second preclinical study. We expect to have results from this study by the end of 2022.

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

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and certain other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO is currently conducting two multi-center, open-label, randomized, controlled, dose-escalation Phase 2 clinical trials evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 using our SCS Microinjector technology: a Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy. REGENXBIO has reported positive initial data from both clinical trials and that it has completed patient enrollment in both ALTITUDE and AAVIATE. We expect REGENXBIO to disclose additional data from these trials in 2022.

In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Aura is currently conducting a Phase 2 trial in choroidal melanoma comprised of an open-label, dose escalation phase and a randomized, masked dose expansion phase. Aura reported positive initial data on its Phase 2 clinical trial for the treatment of choroidal melanoma in October 2021. We expect Aura to disclose additional data from this trial in 2022.

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

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue to sustain present activities, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes, loan agreements and license agreements. As further described in Note 13 to the financial statements, on August 8, 2022, we entered into a Purchase and Sale Agreement pursuant to which we sold our rights to receive royalty and milestone payments due to us related to XIPERE and certain SCS Microinjector license agreements in exchange for up to $65 million, including an initial payment of $32.5 million. As of June 30, 2022, we had an accumulated deficit of $270.9 million. We recorded net losses of $7.8 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $15.5 million and $13.4 million for the six months ended June 30, 2022 and 2021, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase during the remainder of 2022 as a result of our ongoing Phase 1/2a clinical trial of CLS-AX, the preparation of a Phase 2 clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations for at least the next twelve months.

Impact of COVID-19 on Our Business

Our financial results for the three and six months ended June 30, 2022 were not significantly impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2022.

Components of Operating Results

License and Other Revenue

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

The following table shows our research and development expenses by program for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
XIPERE (uveitis program)	$77	$402	$198	$1,875
CLS-AX (wet AMD program)	1,671	763	2,779	2,041
CLS-301 (DME program)	257	256	630	445
Total	2,005	1,421	3,607	4,361
Unallocated	3,425	2,639	6,359	5,189
Total research and development expense	$5,430	$4,060	$9,966	$9,550

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2022.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Period-to-Period
	2022	2021	Change
	(in thousands)
License and other revenue	$384	$780	$(396)
Operating expenses:
Research and development	5,430	4,060	1,370
General and administrative	2,791	2,816	(25)
Total operating expenses	8,221	6,876	1,345
Loss from operations	(7,837)	(6,096)	(1,741)
Other income	24	1	23
Net loss	$(7,813)	$(6,095)	$(1,718)

License and other revenue. In the three months ended June 30, 2022 and 2021, we recognized $0.4 million and $0.8 million, respectively, of revenue associated with our license agreements.

Research and development. Research and development expense increased by $1.4 million, from $4.1 million for the three months ended June 30, 2021 to $5.4 million for the three months ended June 30, 2022. This was primarily due to an increase of costs of $0.9 million for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and a $0.5 million increase in costs of manufacturing the SCS Microinjector. This is partially offset by a $0.3 million decrease in costs related to the uveitis program as it was approved for commercial sales by the FDA in October 2021.

General and administrative. General and administrative expense was $2.8 million for the three months ended June 30, 2022 and 2021.

Other income. Other income for the three months ended June 30, 2022 was comprised of interest income from cash and cash equivalents. Other income for the three months ended June 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Period-to-Period
	2022	2021	Change
	(in thousands)
License and other revenue	$731	$814	$(83)
Operating expenses:
Research and development	9,966	9,550	416
General and administrative	6,248	5,709	539
Total operating expenses	16,214	15,259	955
Loss from operations	(15,483)	(14,445)	(1,038)
Other income	26	999	(973)
Net loss	$(15,457)	$(13,446)	$(2,011)

License and other revenue. In the six months ended June 30, 2022 and 2021, we recognized $0.7 million and $0.8 million, respectively, of revenue associated with our license agreements.

Research and development. Research and development expense increased by $0.4 million, from $9.6 million for the six months ended June 30, 2021 to $10.0 million for the six months ended June 30, 2022. The increase is primarily due to a $0.7 million increase in the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, a $0.6 million increase in costs of manufacturing the SCS Microinjector, a $0.2 million increase in the CLS-301 program and a $0.3 million increase in employee related costs due to an increase in headcount. This increase was offset by a $1.7 million decrease in costs related to the uveitis program as it was approved for commercial sales by the FDA in October 2021.

General and administrative. General and administrative expenses increased by $0.5 million, from $5.7 million for the six months ended June 30, 2021 to $6.2 million for the six months ended June 30, 2022. This was primarily attributable to a $0.1 million increase in employee related costs and a $0.2 million increase in patent costs.

Other income. Other income for the six months ended June 30, 2022 was comprised of interest income from cash and cash equivalents. Other income for the six months ended June 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, the issuance of long-term debt and license agreements. As of June 30, 2022, we had cash and cash equivalents of $29.0 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2022, our funds were held in cash and money market funds.

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between us and Aura Biosciences, Inc., that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and us, and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology, excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, in exchange for up to $65 million. Under the terms of the Purchase and Sale Agreement, Royalty Sub will receive an initial payment of $32.5 million, less certain expenses, within 15 business days of the Closing Date. An additional $12.5 million will be placed in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

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

In March 2020, Arctic Vision paid us an upfront payment of $4.0 million. In December 2021, we received a milestone payment of $4.0 million following receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision agreed to pay us up to a total of $22.5 million in development and sales milestone payments. Further, during the applicable royalty term, Arctic Vision agreed to pay us tiered royalties of 10-12% of net sales in the Arctic Territory, subject to customary reductions. In August 2021, we entered into an amendment to the Arctic Vision License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, we entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. We received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

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

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of June 30, 2022, there was $14.4 million available for sales of our common stock under the ATM agreement.

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

Based on our cash and cash equivalents as of the filing date, August 12, 2022, our current plans and forecasted expenses and assuming receipt of the $32.5 million initial payment we are entitled to under the Purchase and Sale Agreement, we expect that we will be able to fund our planned operating expenses and capital expenditure requirements into 2024 (see Note 13 Subsequent Events in the notes to the financial statements). We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(1,572)	$(12,509)
Investing activities	—	—
Financing activities	69	21,536
Net change in cash and cash equivalents	$(1,503)	$9,027

During the six months ended June 30, 2022, our operating activities used net cash of $1.6 million and $12.5 million, respectively. The net cash used in the six months ended June 30, 2022 was primarily due to research and development expenses related to the preclinical and clinical programs and general and administrative expenses offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE. The net cash used in the six months ended June 30, 2021 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program.

During the six months ended June 30, 2022 and 2021, our net cash provided by financing activities was $69,000 and $21.5 million, respectively. The cash provided by financing activities for the six months ended June 30, 2022 consisted of stock option exercises and the sale of common shares under an employee stock purchase plan. The cash provided by financing during the six months ended June 30, 2021 primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $3.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Our agreements with HCR contain various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.

On August 8, 2022, we, through Royalty Sub, entered into the Purchase and Sale Agreement, with HCR pursuant to which we sold our rights to royalty and milestone payments due to us from XIPERE and certain license agreements related to our SCS Microinjector, or the Royalties, subject to a cap of 2.5 times the total purchase price paid by HCR under the Purchase and Sale Agreement, which cap can be increased to 3.4 times under certain circumstances. Under the terms of the Purchase and Sale Agreement, Royalty Sub will receive an initial payment of $32.5 million, less certain expenses. An additional $12.5 million will be placed in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales. Under the Purchase and Sale Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to license agreements to which we are party. In the event we violate certain covenants and other provisions, we may not receive sales milestones from HCR even if the applicable sales thresholds are met.

In connection with the Purchase and Sale Agreement, we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub, or collectively the Contributed Assets. We also entered into a Contribution and Servicing Agreement with Royalty Sub and a Pledge and Security Agreement with HCR. The Contribution and Servicing Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Royalties and the Contributed Assets and our maintenance and servicing obligations with respect to the Royalties and such Contributed Assets. The Pledge and Security Agreement contains various representations, warranties and covenants, and includes a limited recourse guaranty of Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Royalty Sub. HCR is entitled to foreclose on the capital stock of Royalty Sub following the occurrence of certain remedies events, including, without limitation, a change of control or bankruptcy of us or the our failure of to perform our obligations under the Contribution and Servicing Agreement. Such foreclosure, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Royalty Sub, would own the Royalties and the Contributed Assets.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 23, 2022).

3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

10.1*	Fourth Amended and Restated Non-employee Director Compensation Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: August 12, 2022	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)