Form 10-Q
period 2022-09-30
Clearside Biomedical, Inc.
filed 2022-11-09
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 60,190,731 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,381	$30,436
Accounts receivable	123	10,000
Prepaid expenses	1,047	921
Other current assets	311	779
Total current assets	54,862	42,136
Property and equipment, net	437	238
Operating lease right-of-use asset	226	369
Restricted cash	160	160
Total assets	$55,685	$42,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,739	$941
Accrued liabilities	2,945	3,312
Current portion of operating lease liabilities	407	387
Deferred revenue	113	—
Total current liabilities	5,204	4,640
Liability related to the sales of future royalties, net	31,935	—
Operating lease liabilities	—	288
Total liabilities	37,139	4,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 60,190,731 and 59,722,930 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	297,261	293,406
Accumulated deficit	(278,775)	(255,491)
Total stockholders’ equity	18,546	37,975
Total liabilities and stockholders’ equity	$55,685	$42,903

See accompanying notes to the consolidated financial statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and other revenue	$266	$3,074	$997	$3,888
Operating expenses:
Research and development	4,637	5,147	14,603	14,697
General and administrative	2,353	2,816	8,601	8,525
Total operating expenses	6,990	7,963	23,204	23,222
Loss from operations	(6,724)	(4,889)	(22,207)	(19,334)
Other income	194	2	220	1,001
Non-cash interest expense on liability related to the sales of future royalties	(1,297)	—	(1,297)	—
Net loss	$(7,827)	$(4,887)	$(23,284)	$(18,333)
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.08)	$(0.39)	$(0.32)
Weighted average shares outstanding — basic and diluted	60,188,541	59,474,346	60,134,821	58,095,080

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	60	294,778	(263,135)	31,703
Exercise of stock options	2,824	—	4	—	4
Share-based compensation expense	—	—	1,354	—	1,354
Net loss	—	—	—	(7,813)	(7,813)
Balance at June 30, 2022	60,150,442	60	296,136	(270,948)	25,248
Issuance of common shares under employee stock purchase plan	40,289	—	51	—	51
Share-based compensation expense	—	—	1,074	—	1,074
Net loss	—	—	—	(7,827)	(7,827)
Balance at September 30, 2022	60,190,731	$60	$297,261	$(278,775)	$18,546

	Nine Months Ended September 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under at-the-market sales agreement	1,186,579	2	3,247	—	3,249
Exercise of stock options	62,493	—	38	—	38
Vesting and settlement of restricted stock units	227,754	—	—	—	—
Issuance of common shares under employee stock purchase plan	31,908	—	54	—	54
Share-based compensation expense	—	—	1,154	—	1,154
Net loss	—	—	—	(7,351)	(7,351)
Balance at March 31, 2021	57,578,725	58	280,145	(263,218)	16,985
Issuance of common shares under at-the-market sales agreement	1,397,436	1	7,083	—	7,084
Exercise of stock options	21,673	—	33	—	33
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Share-based compensation expense	—	—	1,331	—	1,331
Net loss	—	—	—	(6,095)	(6,095)
Balance at June 30, 2021	59,091,591	59	288,592	(269,313)	19,338
Issuance of common shares under at-the-market sales agreement	307,404	1	1,874	—	1,875
Exercise of stock options	100,194	—	149	—	149
Vesting and settlement of restricted stock units	93,757	—	—	—	—
Issuance of common shares under employee stock purchase plan	33,573	—	57	—	57
Share-based compensation expense	—	—	1,316	—	1,316
Net loss	—	—	—	(4,887)	(4,887)
Balance at September 30, 2021	59,626,519	$60	$291,988	$(274,200)	$17,848

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(23,284)	$(18,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties	1,297	—
Depreciation	123	133
Share-based compensation expense	3,735	3,801
Gain on extinguishment of debt	—	(998)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,952	(475)
Other assets and liabilities	(125)	(115)
Accounts payable and accrued liabilities	431	200
Deferred revenue	113	—
Net cash used in operating activities	(7,758)	(15,787)
Investing activities
Acquisition of property and equipment	(155)	—
Net cash used in investing activities	(155)	—
Financing activities
Proceeds from royalty purchase and sale agreement, net of $1.9 million of issuance costs	30,638	—
Proceeds from registered direct offering, net of issuance costs	—	11,078
Proceeds from at-the-market sales agreement, net of issuance costs	—	12,208
Proceeds from exercise of stock options	7	220
Proceeds from shares issued under employee stock purchase plan	113	111
Net cash provided by financing activities	30,758	23,617
Net increase in cash, cash equivalents and restricted cash	22,845	7,830
Cash, cash equivalents and restricted cash, beginning of period	30,696	17,647
Cash, cash equivalents and restricted cash, end of period	$53,541	$25,477
Supplemental disclosure of noncash financing activities
Forgiveness of PPP Loan and accrued interest	$—	$998

Reconciliation of cash, cash equivalents and restricted cash:

	September 30,
	2022	2021
Cash and cash equivalents	$53,381	$25,217
Restricted cash (including $100 recorded in other current assets at September 30, 2021)	160	260
Cash, cash equivalents and restricted cash at end of period	$53,541	$25,477

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Consolidated Financial Statements

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

Liquidity

The Company had cash and cash equivalents of $53.4 million as of September 30, 2022.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of long-term debt, and license agreements. On October 25, 2021, the Company announced that the U.S. Food and Drug Administration (the "FDA") approved XIPERE® (triamcinolone acetonide injectable suspension) for the treatment of macular edema associated with uveitis, a form of eye inflammation. In January 2022, the Company received $10.0 million from Bausch + Lomb, a division of Bausch Health Companies, Inc. ("Bausch"), upon completion of pre-launch activities for XIPERE pursuant to the license agreement granting Bausch an exclusive license to develop and commercialize XIPERE in the United States and Canada. Bausch launched XIPERE in the United States in the first quarter of 2022.

As further described in Note 5 to the financial statements on August 8, 2022, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") pursuant to which it sold its rights to receive royalty and milestone payments due to the Company from XIPERE and certain SCS Microinjector license agreements subject to a cap which may be increased under certain circumstances. The Company received a payment of $32.1 million in September 2022, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue. The Company has no current source of revenue to sustain present activities. The Company does not expect to generate other meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE and the Company has fulfilled its obligations under the Purchase and Sale Agreement, its other licensees receive regulatory approval and successfully commercialize its product candidates, or the Company commercializes its product candidates either on its own or with a third party. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

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

Based on its cash and cash equivalents as of the filing date, November 9, 2022, its current plans and forecasted expenses the Company expects that it will be able to fund its planned operating expenses and capital expenditure requirements into 2024. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements include the results of the financial operations of Clearside Biomedical, Inc. and its wholly-owned subsidiary, Clearside Royalty, LLC. a Delaware limited liability company, which was formed for the purposes of the transactions contemplated by the Purchase and Sale Agreement describe in Note 5.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2022 are not indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense, income tax valuation allowance and the liability related to the sales of future royalties. Actual results could differ from these estimates.

Effects of COVID-19

The COVID-19 pandemic continues to result in global economic uncertainty. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's consolidated financial statements.

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

Liability Related to the Sales of Future Royalties and Non-Cash Interest Expense

The Company recognizes a liability related to the sales of future royalties under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by the Company pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Furniture and fixtures	5	$337	$337
Machinery and equipment	5	343	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	667	667
Construction-in-process		155	—
		1,515	1,193
Less: Accumulated depreciation		(1,078)	(955)
		$437	$238

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development	$1,453	$1,083
Accrued employee costs	1,249	1,854
Accrued professional fees	43	30
Accrued expense	200	345
	$2,945	$3,312

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through its wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company (“Royalty Sub”), entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with entities managed by HealthCare Royalty Management, LLC (“HCR”), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”) and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million. An additional $12.5 million was deposited by HCR in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024 (the "First Milestone Event"). The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales (the "Second Milestone Event").

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 2.5 times the aggregate amount of payments made by HCR under the Agreement if the Second Milestone Event is achieved on or prior to December 31, 2024 (the “Initial Cap”). If the Second Milestone Event is not achieved on or prior to December 31, 2024, payment of Royalties from Royalty Sub to HCR will cease when HCR has received Royalties payments equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement (the “Alternative Cap”, and together with the Initial Cap, the “Cap Amount”). In the event of a change in control, acquiror will have the option to make a payment to HCR of the Cap Amount then in effect, less the aggregate amount of Royalty payments made by

Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Alternative Cap. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

Issuance costs pursuant to the Purchase and Sale Agreement consisting primarily of advisory and legal fees, totaled $1.9 million including the amount of HCR's transaction-related expenses that the Company reimbursed.

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Royalty purchase and sale agreement effective August 8, 2022	$32,500
Issuance costs	(1,862)
Non-cash interest expense	1,297
Balance at September 30, 2022	$31,935

Effective interest rate	26.5%

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. On January 11, 2021, the Company was notified by the PPP Lender that the PPP Loan had been forgiven in full, including approximately $7,000 of accrued interest. In accordance with ASC 405-20, Extinguishment of Liabilities, the income from the forgiveness of the amount borrowed and the accrued interest was recognized in the consolidated statement of operations in other income as a gain on extinguishment of debt.

7. Common Stock

At the Company's Annual Meeting of Stockholders held on June 22, 2022, the Company's stockholders approved an amendment to the amended and restated certificate of incorporation to increase the Company's authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. As of September 30, 2022 the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2022 and December 31, 2021, there were 60,190,731 and 59,722,930 shares of common stock outstanding, respectively.

8. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 4.0 years as of September 30, 2022.

9. Share-Based Compensation

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation.

Stock Options

The Company has granted stock option awards to employees, directors and consultants from its 2011 Stock Incentive Plan (the "2011 Plan") and its 2016 Equity Incentive Plan (the “2016 Plan”). The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$431	$391	$1,245	$1,182
General and administrative	327	525	1,381	1,461
Total	$758	$916	$2,626	$2,643

The following table summarizes the activity under the 2011 Plan and the 2016 Plan related to stock options during the nine months ended September 30, 2022:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2021	5,762,328	$4.07
Granted	1,734,440	2.00
Exercised	(25,551)	0.31
Forfeited	(252,612)	2.78
Options outstanding at September 30, 2022	7,218,605	3.63

Options exercisable at December 31, 2021	3,148,502	4.59

Options exercisable at September 30, 2022	4,369,653	4.28

As of September 30, 2022, the Company had $5.1 million of unrecognized compensation expense related to unvested stock options issued under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.5 years.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$186	$194	$592	$561
General and administrative	123	190	494	552
Total	$309	$384	$1,086	$1,113

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2021	1,317,347	$3.58
Granted	648,460	2.19
Vested	(375,331)	3.44
Forfeited	(127,544)	3.04
Non-vested RSUs outstanding at September 30, 2022	1,462,932	3.04

As of September 30, 2022, the Company had $3.4 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$5	$12	$15	$29
General and administrative	2	4	8	16
Total	$7	$16	$23	$45

During the nine months ended September 30, 2022, the Company issued 66,919 shares of common stock purchased under the 2016 ESPP.

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

The Company’s operating leases included on the consolidated balance sheet are as follows (in thousands):

September 30, 2022
Operating lease right-of-use asset	$226

Liabilities
Current portion of operating lease liabilities	$407
Operating lease liabilities	—
Total operating lease liabilities	$407

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company is renewing the current lease on to-be-determined terms. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2022, the Company’s weighted average discount rate was 11.0% and the weighted average lease term was 1.0 years.

Minimum lease payments were as follows at September 30, 2022 (in thousands):

Year Ending December 31,
2022	103
2023	316
Total minimum lease payments	419
Less imputed interest	(12)
Total operating lease liabilities	$407

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $62,000 for each of the three months ended September 30, 2022 and 2021, and $185,000 for each of the nine months ended September 30, 2022 and 2021. Variable lease cost was $24,000 for each of the three months ended September 30, 2022 and 2021, and $71,000 for each of the nine months ended September 30, 2022 and 2021. Short-term lease cost was $21,000 and $2,000 for the three months ended September 30, 2022 and 2021, respectively, and $64,000 and $6,000 for the nine months ended

September 30, 2022 and 2021, respectively. Cash payments included in operating activities on the statement of cash flows for operating lease liabilities were $305,000 and $293,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Pursuant to the Bausch License Agreement, Bausch paid the Company an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE. The Company received $5.0 million from Bausch as a result of the approval. In December 2021, $10.0 million was recorded upon completion of pre-launch activities for XIPERE and payment was received in January 2022. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to the consolidated financial statements.

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

Pursuant to the Arctic Vision License Agreement, Arctic Vision paid the Company an upfront payment of $4.0 million in March 2020. In December 2021, the Company received a milestone payment of $4.0 million following the receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay the Company up to $22.5 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to the consolidated financial statements.

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

12. Fair Value Measurements

The Company’s material financial instruments at September 30, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

	Three and Nine Months Ended September 30,
	2022	2021
Outstanding stock options	7,218,605	5,858,739
Non-vested restricted stock units	1,462,932	1,317,347
Stock purchase warrants	29,796	29,796
	8,711,333	7,205,882

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Internal Pipeline

XIPERE

Our first product, XIPERE, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide, or TA, for suprachoroidal use. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated intraocular pressure, or IOP, which can lead to glaucoma. XIPERE is delivered into the suprachoroidal space via a novel route of administration utilizing our SCS Microinjector. XIPERE is approved by the FDA for the treatment of macular edema associated with uveitis.

We are evaluating options for potential submissions to regulatory agencies to seek regulatory approval of XIPERE for the treatment of patients with macular edema associated with uveitis in additional territories outside of territories licensed by Arctic Vison and Bausch.

CLS-AX

CLS-AX, our most advanced product candidate, is our proprietary suspension of the tyrosine kinase inhibitor, or TKI, axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients who respond sub optimally to current anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for retinal diseases.

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

We enrolled 27 patients in total in all four OASIS cohorts. All patients were highly treatment-experienced wet AMD patients with active disease at screening. Our enrollment allowed us to collect more CLS-AX patient data to help guide our selection of the most appropriate dosing protocol for our planned Phase 2 clinical trial. On November 9, 2022, we reported positive results that included final 3-month data from Cohorts 3 and 4, and interim data from the extension study. CLS-AX demonstrated a positive safety profile in all four cohorts. There were no serious adverse events and no treatment emergent adverse events related to aflibercept,

CLS-AX, or the suprachoroidal injection procedure. There were also no dose limiting toxicities. There were no adverse events related to inflammation, vasculitis or vascular occlusion, and there were no vitreous “floaters” or dispersion of CLS-AX into the vitreous.

In Cohorts 3 and 4, the data showed favorable durability with a meaningful reduction in treatment burden at the 3-month endpoint and to date in the extension study. Of the 16 patients in Cohorts 3 and 4, at the 3-month endpoint, 69% did not receive additional therapy, 92% did not receive additional therapy per protocol criteria, and there was at least a 73% reduction in treatment burden from the average monthly injections in the three months before CLS-AX administration. Of the 12 patients in the extension study, based on interim data as of October 27, 2022, 88% (7/8) of patients did not receive additional therapy to the 5-month endpoint and 75% (3/4) of patients did not receive additional therapy to the 6-month endpoint. Further, in the extension study, there was at least a 90% reduction in treatment burden from the average monthly injections in the six months before CLS-AX administration. In Cohorts 3 and 4, CLS-AX also showed an observable biologic effect with stable mean best corrected visual acuity, or BCVA, stable mean central subfield thickness, or CST, and anatomical signs of TKI biologic effect observed on Optical Coherence Tomography, or OCT, images.

We will continue to follow the patients in the extension study until they all reach the six-month endpoint, and we expect to report that data in the first quarter of 2023. We are actively planning for the initiation of a randomized, controlled Phase 2 clinical trial in the first quarter of 2023 in wet AMD and/or diabetic retinopathy.

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

In October 2019, REGENXBIO Inc., or REGENXBIO, exercised its option to license our SCS Microinjector technology for in-office delivery of adeno-associated virus, or AAV-based therapeutics to the SCS to potentially treat AMD, diabetic retinopathy and certain other conditions for which chronic anti-VEGF treatment is currently the standard of care. REGENXBIO is currently conducting two multi-center, open-label, randomized, controlled, dose-escalation Phase 2 clinical trials evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 using our SCS Microinjector technology: a Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy. REGENXBIO has reported positive initial data from both clinical trials and that it has completed patient enrollment in both ALTITUDE and AAVIATE. In October 2022, REGENXBIO announced that the interim results for AAVIATE continued to be positive. We expect REGENXBIO to disclose additional data from these trials by the end of 2022.

In July 2019, Aura Biosciences, or Aura, licensed our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Aura is currently conducting a Phase 2 trial in choroidal melanoma comprised of an open-label, dose escalation phase and a randomized, masked dose expansion phase. Aura reported positive interim data on its Phase 2 clinical trial for the treatment of choroidal melanoma in October 2022.

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

These partnerships enable us to expand the use of our suprachoroidal injection platform to other indications and geographies globally. Under these license agreements, we are eligible to receive up to an aggregate of more than $230 million in potential future development and sales milestones, as well as and royalties from net sales of covered products. On August 8, 2022, we entered into a Purchase and Sale Agreement pursuant to which we sold our rights to receive royalty and milestone payments due to us related to XIPERE and certain SCS Microinjector license agreements in exchange for up to $65 million, including an initial payment of $32.5 million. The rights to these payments revert to us under the terms and conditions specified in Note 5 to the financial statements.

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue to sustain present activities, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes, loan agreements and license agreements. As of September 30, 2022, we had an accumulated deficit of $278.8 million. We recorded net losses of $7.8 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, and net losses of $23.3 million and $18.3 million for the nine months ended September 30, 2022 and 2021, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase during the remainder of 2022 and into 2023 as a result of our ongoing Phase 1/2a clinical trial of CLS-AX, the preparation of a Phase 2 clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into 2024.

Impact of COVID-19 on Our Business

Our financial results for the three and nine months ended September 30, 2022 were not significantly impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2022.

Components of Operating Results

License and Other Revenue

We have not generated any revenue from the sale of XIPERE, and we do not expect to generate any until Bausch has reached the first $45 million of net sales (refer to Note 12 to our financial statements included in this Quarterly Report on Form 10-Q) or any other product revenue unless or until we obtain regulatory approval of and commercialize our other product candidates, either on our own or with a third party. The revenue received under the Bausch license agreement, as well as other certain payments from our licensees, will be recorded as non-cash revenue until we have fulfilled our obligations under the Purchase and Sale Agreement. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
XIPERE (uveitis program)	$118	$771	$315	$2,646
CLS-AX (wet AMD program)	1,529	1,341	4,308	3,382
CLS-301 (DME program)	230	368	860	813
Total	1,877	2,480	5,483	6,841
Unallocated	2,760	2,667	9,120	7,856
Total research and development expense	$4,637	$5,147	$14,603	$14,697

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

Other Income

Other income consists of the gain on the extinguishment of the PPP Loan and accrued interest and interest income earned on our cash and cash equivalents. Interest income is not considered significant to our consolidated financial statements.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties

Non-cash interest expense on liability related to the sales of future royalties consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2022, other than the liability related to the sales of future royalties discussed in Note 2 to the financial statements.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Period-to-Period
	2022	2021	Change
	(in thousands)
License and other revenue	$266	$3,074	$(2,808)
Operating expenses:
Research and development	4,637	5,147	(510)
General and administrative	2,353	2,816	(463)
Total operating expenses	6,990	7,963	(973)
Loss from operations	(6,724)	(4,889)	(1,835)
Other income	194	2	192
Non-cash interest expense on liability related to the sales of future royalties	(1,297)	—	(1,297)
Net loss	$(7,827)	$(4,887)	$(2,940)

License and other revenue. In the three months ended September 30, 2022 and 2021, we recognized $0.3 million and $3.1 million, respectively, of revenue associated with our license agreements. License revenue for the three months ended September 30, 2021 was primarily a result of a $3.0 million milestone payment received from Arctic Vision.

Research and development. Research and development expense decreased by $0.5 million, from $5.1 million for the three months ended September 30, 2021 to $4.6 million for the three months ended September 30, 2022. This was primarily due to a $0.7 million decrease in costs related to the uveitis program as XIPERE was approved for commercial sales by the FDA in October 2021 and a $0.1 million decrease in costs related to the CLS-301 program. This was partially offset by an increase of costs of $0.2 million for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX.

General and administrative. General and administrative expenses decreased by $0.5 million, from $2.8 million for the three months ended September 30, 2021 to $2.4 million for the three months ended September 30, 2022. This was primarily attributable to a $0.3 million decrease in employee related costs related to share based compensation and a $0.1 million decrease in professional fees.

Other income. Other income for the three months ended September 30, 2022 was comprised of interest income from cash and cash equivalents. Other income for the three months ended September 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the three months ended September 30, 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Period-to-Period
	2022	2021	Change
	(in thousands)
License and other revenue	$997	$3,888	$(2,891)
Operating expenses:
Research and development	14,603	14,697	(94)
General and administrative	8,601	8,525	76
Total operating expenses	23,204	23,222	(18)
Loss from operations	(22,207)	(19,334)	(2,873)
Other income	220	1,001	(781)
Non-cash interest expense on liability related to sales of future royalties	(1,297)	—	(1,297)
Net loss	$(23,284)	$(18,333)	$(4,951)

License and other revenue. In the nine months ended September 30, 2022 and 2021, we recognized $1.0 million and $3.9 million, respectively, of revenue associated with our license agreements. License revenue for the nine months ended September 30, 2021, was primarily a result of $3.8 million in milestone payments received from Arctic Vision.

Research and development. Research and development expense decreased by $94,000, from $14.7 million for the nine months ended September 30, 2021 to $14.6 million for the nine months ended September 30, 2022. This decrease is primarily a result of a $2.3 million decrease in costs related to the uveitis program as XIPERE was approved for commercial sales by the FDA in October 2021. The decrease was offset by a $0.9 million increase in the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and the OASIS Extension, a $0.3 million increase in costs of manufacturing the SCS Microinjector and a $0.6 million increase in employee related costs due to an increase in headcount including recruiting costs.

General and administrative. General and administrative expenses increased by $76,000 from $8.5 million for the nine months ended September 30, 2021 to $8.6 million for the nine months ended September 30, 2022. This was primarily attributable to a $0.2 million increase in patent costs offset by a $0.2 million decrease in employee related costs.

Other income. Other income for the nine months ended September 30, 2022 was comprised of interest income from cash and cash equivalents. Other income for the nine months ended September 30, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the nine months ended September 30, 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, the issuance of long-term debt and license agreements. As of September 30, 2022, we had cash and cash equivalents of $53.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2022, our funds were held in cash and money market funds.

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between us and Aura Biosciences, Inc., that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and us, and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology, excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, in exchange for up to $65 million. Under the terms of the Purchase and Sale Agreement, Royalty Sub received a payment of $32.1 million, representing the $32.5 million to which we were entitled less certain expenses. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million. An additional $12.5 million was deposited in an escrow account by HCR to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

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

We have entered into an at-the-market sales agreement, or the ATM agreement, with Cowen and Company LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen acting as our sales agent. As of September 30, 2022, there was $14.4 million available for sales of our common stock under the ATM agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Based on our cash and cash equivalents as of the filing date, November 9, 2022, our current plans and forecasted expenses we expect that we will be able to fund our planned operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,758)	$(15,787)
Investing activities	(155)	—
Financing activities	30,758	23,617
Net change in cash and cash equivalents	$22,845	$7,830

During the nine months ended September 30, 2022, our operating activities used net cash of $7.8 million and $15.8 million, respectively. The net cash used in the nine months ended September 30, 2022 was primarily due to research and development expenses related to the preclinical and clinical programs and general and administrative expenses offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE. The net cash used in the nine months ended September 30, 2021 was primarily attributable to higher research and development expenses related to the preclinical and clinical CLS-AX program.

During the nine months ended September 30, 2022, our investing activities used net cash of $0.2 million for the acquisition of property and equipment.

During the nine months ended September 30, 2022 and 2021, our net cash provided by financing activities was $30.8 million and $23.6 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2022 primarily consisted of $30.6 million of proceeds received from the Purchase and Sale Agreement, net of issuance costs. The cash provided by financing during the nine months ended September 30, 2021 primarily consisted of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $12.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

On August 8, 2022, we, through Royalty Sub, entered into the Purchase and Sale Agreement, with HCR pursuant to which we sold our rights to royalty and milestone payments due to us from XIPERE and certain license agreements related to our SCS Microinjector, or the Royalties, subject to a cap of 2.5 times the total purchase price paid by HCR under the Purchase and Sale Agreement, which cap can be increased to 3.4 times under certain circumstances. Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.5 million, less certain expenses. An additional $12.5 million was placed in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

In connection with the Purchase and Sale Agreement, we entered into a Contribution and Servicing Agreement with Royalty Sub, pursuant to which we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights, or collectively the Contributed Assets, to Royalty Sub. The Contribution and Servicing Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Contributed Assets and our maintenance and servicing obligations with respect to the same.

In connection with the Purchase and Sale Agreement, we also entered into a Pledge and Security Agreement with HCR. The Pledge and Security Agreement contains various representations, warranties and covenants, and includes a limited recourse guaranty of Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Royalty Sub. HCR is entitled to foreclose on the capital stock of Royalty Sub following the occurrence of certain remedies events, including, without limitation, a bankruptcy of us, our failure of to perform our obligations under the Contribution and Servicing Agreement or in the event of a change of control of us, any failure to make the payment required under Section 2.3 of the Purchase Agreement within the time period required thereunder. Such foreclosure, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Royalty Sub, would own the Royalties and the Contributed Assets.

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

10.1*+^

Purchase and Sale Agreement, by and among Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Collateral Management, LLC (in its capacity as agent for Purchaser), dated as of August 8, 2022.

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

^	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.
+

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearside Biomedical, Inc.

Date: November 9, 2022	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)