Form 10-K
period 2022-12-31
Clearside Biomedical, Inc.
filed 2023-03-14
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $1.47 as reported on the Nasdaq Global Market on that date was approximately $80,000,000.

As of March 8, 2023, the registrant had 61,364,299 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K.

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

Our extensive patent portfolio provides us with the right to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our intellectual property portfolio consists of 26 issued U.S. patents and more than 70 European and international patents broadly directed to the use of the SCS Microinjector, administration of any drug into the SCS by injection, as well as XIPERE and our product candidates.

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

Our SCS Microinjector has been used in over 2,000 suprachoroidal injections in our clinical trials and the clinical trials of our partners. It has been commercially accepted by retinal physicians following the launch of XIPERE in the United States by Bausch + Lomb with over 1,000 retinal physicians trained to date. Suprachoroidal injections using our SCS Microinjector have demonstrated a clinical safety profile comparable to intravitreal injections.

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

By contrast, our SCS Microinjector is designed to inject drug into the SCS. This suprachoroidal injection is designed to be carried out under local anesthesia, perpendicular to the sclera, at a site similar to an intravitreal injection. Once the microneedle penetrates the sclera and reaches the SCS, the boundary between the sclera and the choroid, the open bevel of the needle releases the drug between these two layers. Once drug is injected into the SCS, it spreads to the back of the eye, due to a natural pressure gradient between the IOP and the SCS pressure, precisely targeting the cells of interest without the need for intraocular catheters or other surgical techniques.

Our Pipeline

We have research capabilities focused on developing proprietary therapeutic formulations to utilize with our SCS Microinjector. Our current internal research and development initiatives are focused on small molecules to address serious diseases that affect the back of the eye. In addition to growing our internal pipeline, we are also focused on strategically collaborating with other companies to provide access to the suprachoroidal space through the use of our SCS Microinjector.

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Clinical Development Pipeline

We are building a clinical development pipeline focused on small molecules. Our first product, XIPERE, was approved by the FDA in October 2021. The XIPERE approval supports our approach both clinically and preclinically to advance small molecule suspensions delivered into the SCS.

Our most advanced clinical development product candidate is a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. We recently completed OASIS, a Phase 1/2a clinical trial in patients with neovascular age-related macular degeneration, commonly referred to as wet AMD. We are currently finalizing the trial design for ODYSSEY, our Phase 2b clinical trial of CLS-AX, and expect to initiate the trial in the second quarter of 2023.

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

In August 2020, we announced that the FDA had accepted our Investigational New Drug application, or IND, for CLS-AX. In January 2021, we announced the enrollment of our first participant in OASIS, a Phase 1/2a clinical trial of CLS-AX in participants with wet AMD. OASIS was an open-label, dose-escalation clinical trial to assess the safety and tolerability of single doses of CLS-AX administered through suprachoroidal injection following two or more prior treatments with aflibercept, an intravitreal anti-VEGF agent, dosed at screening. All participants were highly treatment-experienced wet AMD participants with active disease at screening. The primary endpoint for the trial assessed the safety and tolerability of CLS-AX for the three months following the administration of CLS-AX, and secondary endpoints evaluated the pharmacokinetics, visual function, ocular anatomy and the need for additional treatment with intravitreal aflibercept during the three- and six-month periods.

Participant inclusion criteria for enrollment in OASIS included: active subfoveal choroidal neovascularization secondary to AMD; two or more anti-VEGF treatments with a meaningful response in the four months preceding the screening visit; and a best corrected visual acuity, or BCVA, score of ≥ 20 letters (20/400) and ≤ 75 letters (20/32) with < 5 letters change between screening and baseline to ensure patient stability after anti-VEGF treatment. Participants were assessed at weeks four, eight and twelve. Participants were assessed for additional therapy if they experienced any of the following: (1) loss of 10 or more letters in BCVA compared to the best prior study-assessed BCVA in the study eye that is attributed to intra- or sub-retinal fluid observed by the investigator; (2) increase in central subfield retinal thickness greater than 75 microns from baseline at visit 2 in the study eye; or (3) presence of vision-threatening hemorrhage due to AMD in the study eye. The trial consisted of four cohorts at the following doses of CLS-AX delivered via suprachoroidal injection: Cohort 1 at 0.03 mg; Cohort 2 at 0.1 mg; Cohort 3 at 0.5 mg; Cohort 4 at 1.0 mg. In January 2021, we announced that the first participants had been enrolled in OASIS. In December 2021, we announced that the primary endpoints were met in Cohorts 1 and 2. CLS-AX was well tolerated with no serious adverse events; there were no treatment emergent adverse events related to aflibercept, CLS-AX or the suprachoroidal injection procedure, no dispersion of drug into the vitreous, and no adverse events related to IOP, inflammation or vasculitis. In July 2022, we completed patient enrollment of OASIS and also completed dosing in Cohort 3 in which each patient received a dose of 0.5 mg, and in Cohort 4 in which each patient received a dose of 1.0 mg.

In the four OASIS cohorts we enrolled a total of 27 participants. All participants were highly treatment-experienced wet AMD participants with active disease at screening. These four cohorts allowed us to collect more CLS-AX patient data to help guide our selection of the most appropriate dosing protocol for ODYSSEY, our planned Phase 2b clinical trial of CLS-AX for the treatment of wet AMD.

Participants in Cohorts 2, 3, and 4 who elected to participate in an extension study were followed for an additional 3 months. On November 9, 2022, we reported positive results that included final three-month data from Cohorts 3 and 4, and interim data from the extension study. CLS-AX demonstrated a positive safety profile in all four cohorts. There were no serious adverse events and no treatment emergent adverse events related to aflibercept, CLS-AX, or the suprachoroidal injection procedure. There were also no dose limiting toxicities. There were no adverse events related to inflammation, vasculitis or vascular occlusion, and there were no vitreous “floaters” or dispersion of CLS-AX into the vitreous.

In Cohorts 3 and 4, the data showed favorable durability with a meaningful reduction in treatment burden at the 3-month endpoint and to date in the extension study. Of the 16 participants in Cohorts 3 and 4, at the 3-month endpoint, 69% did not receive additional therapy, 92% did not receive additional therapy per protocol criteria, and there was at least a 73% reduction in treatment burden from the average monthly injections in the three months before CLS-AX administration. Of the 12 participants in the extension study, based on interim data as of October 27, 2022, 88% (7/8) of participants did not receive additional therapy to the 5-month endpoint and 75% (3/4) of participants did not receive additional therapy to the 6-month endpoint. Further, in the extension study, there was at least a 90% reduction in treatment burden from the average monthly injections in the six months before CLS-AX administration. In Cohorts 3 and 4, CLS-AX also showed an observable biologic effect with stable mean BCVA, stable mean central subfield thickness, or CST, and anatomical signs of TKI biologic effect observed on Optical Coherence Tomography, or OCT, images.

On February 2, 2023, we announced positive results from the complete OASIS extension study.

CLS-AX was well-tolerated and demonstrated a favorable safety profile across all cohorts in both the three-month dose-escalation portion (n=27) and the extension study (n=14). No serious adverse events, treatment emergent adverse events related to study or dose limiting toxicities were observed. In addition, there were no adverse events related to inflammation, vasculitis or vascular occlusion, no vitreous “floaters” or dispersion of CLS-AX into the vitreous and no retinal detachments, endophthalmitis or adverse events related to IOP.

The full extension data for Cohorts 3 and 4 (n=12) showed promising durability, with a 77% - 85% reduction in treatment burden observed compared to the average monthly injections in the six months before CLS-AX administration. The table below details the length of time the participants went without additional therapy:

Duration Without Additional Therapy	Number of Participants (n=12)
≥ 3 Months	11/12 (92%)
≥ 4 Months	10/12 (83%)
≥ 6 Months	8/12 (67%)
> 6 Months	6/12 (50%)

In Cohorts 3 and 4 of the extension study, CLS-AX showed signs of biologic effect with stable mean BCVA and stable mean CST to the six-month timepoint. On optical coherent tomography images, anatomical signs of TKI biologic effect were observed in anti-VEGF treatment experienced sub-responders on optical coherent tomography images.

ODYSSEY Phase 2b Clinical Trial

Based on the results from the OASIS trial, we are planning to conduct a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. Based on the issuance by the FDA of draft guidance on February 24, 2023 entitled Neovascular Age-Related Macular Degeneration: Developing Drugs for Treatment and subsequent interactions with the FDA, we intend to use aflibercept as the comparator drug in the ODYSSEY trial. We are currently finalizing the clinical trial design and plan to open enrollment in the second quarter of 2023, with data expected in the second half of 2024.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases. This work often entails developing a suspension formulation for delivery into the suprachoroidal space via our SCS Microinjector. Suprachoroidal delivery of a new suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we observed with XIPERE and CLS-AX. Once a formulation is confirmed, we proceed with conducting non-human studies until enough data is collected to warrant submitting an IND for such a product candidate.

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

We are evaluating options for potential submissions to regulatory agencies in additional territories not currently licensed for the treatment of patients with macular edema associated with uveitis.

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch Health, Arctic Vision, REGENXBIO, Inc., and Aura Biosciences. Under these license agreements, we have received an aggregate of $38.3 million of non-dilutive capital in the form of upfront and milestone payments since 2019, and we are eligible to receive up to an aggregate of more than $233 million in potential development and sales milestones, as well as royalties from net sales of covered products. As discussed below in “—Royalty Purchase and Sale Agreement”, we are obligated to pay HCR any such royalties or milestone payments until we have satisfied our obligations under the Purchase and Sale Agreement.

License agreement for commercialization of XIPERE in United States and Canada

On October 22, 2019, we entered into a License Agreement with Bausch + Lomb or, as amended, the Bausch License Agreement. Pursuant to the Bausch License Agreement, we granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using our SCS Microinjector, as well as specified other steroids, corticosteroids and NSAIDs in combination with the SCS Microinjector, or together with XIPERE, the Products, subject to specified exceptions, in the United States and Canada, or the Territory for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid us an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE, and we received $5.0 million from Bausch as a result of the approval. In January 2022, we received an additional payment of $10.0 million related to the completion of pre-launch activities for XIPERE. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, as well as a lower royalty on annual net sales of other products, in each case subject to reductions in specified circumstances. However, we will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

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

Pursuant to the Arctic Vision License Agreement, Arctic Vision paid us an upfront payment of $4.0 million in March 2020. In December 2021, we received a milestone payment of $4.0 million following receipt of FDA approval of XIPERE in the United States. In addition, Arctic Vision has agreed to pay us up to a total of $22.5 million in development and sales milestone payments. Further, during the applicable royalty term, we are also entitled to receive tiered royalties of 10% to 12% of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country or (iii) ten years from the first commercial sale of XIPERE in a given country. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

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

We believe suprachoroidal administration may further enhance the value proposition of ocular gene therapy by potentially improving safety and expanding access. In preclinical studies we have observed that SCS injection can administer both viral and non-viral gene therapy. Using marker genes like green fluorescent protein and luciferase in both rabbits and non-human primates, gene therapy was delivered with our SCS injection to achieve expression in the retina and choroid. To expand our overall development pipeline, we are looking to selectively partner our proprietary technology for use with novel gene therapies.

REGENXBIO, Inc.

We have expanded the reach of our SCS Microinjector technology in AAV-based gene therapy through a development and commercial partner.

In August 2019, we entered into an option and license agreement, or the REGENXBIO Option and License Agreement, with REGENXBIO Inc., or REGENXBIO, pursuant to which we granted REGENXBIO an exclusive option, or the Option, to enter into a commercial license agreement granting REGENXBIO an exclusive, worldwide and sublicensable license to our SCS Microinjector for the in-office delivery of AAV-based gene therapies for the treatment of wet AMD, diabetic retinopathy and other conditions for which anti-VEGF treatment is currently the standard of care.

In October 2019, REGENXBIO exercised the Option and paid us an option fee equal to $2.0 million less $0.5 million received under a prior technology access agreement. Under the license agreement, REGENXBIO paid us $3.0 million in connection with a development milestone and has agreed to additional payments to us of up to an aggregate of $31.0 million upon the achievement of specified development milestones and up to $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

REGENXBIO will be responsible for all development, regulatory and commercialization activities for their gene therapy product candidates. We will be responsible for supplying the SCS Microinjector in support of REGENXBIO’s preclinical studies, clinical studies and commercial use.

REGENXBIO is currently conducting two multi-center, open-label, randomized, controlled, dose-escalation Phase 2 clinical trials evaluating the efficacy, safety and tolerability of suprachoroidal delivery of RGX-314 using our SCS Microinjector technology: a Phase 2 trial entitled AAVIATE for the treatment of wet AMD and a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy. REGENXBIO has reported positive initial data from both clinical trials and the trials continue to enroll participants. In February 2022, REGENXBIO reported that both the wet AMD and diabetic retinopathy suprachoroidal clinical trials are on track to be completed in the first half of 2023, with additional interim trial data expected in the second half of 2023.

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

Aura Biosciences

On July 9, 2019, we entered into a worldwide licensing agreement with Aura Biosciences, or Aura, for the use of our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Our SCS Microinjector may offer a non-surgical alternative to intravitreal delivery of Aura’s oncology drug candidates, and we believe suprachoroidal administration may further enhance the value proposition of choroidal melanoma by potentially improving safety and expanding access. Pursuant to the licensing agreement, we are eligible to receive up to $21.1 million in payments related to pre-specified development and regulatory milestones, as well as low to mid-single digit royalties on net sales that utilize the SCS Microinjector. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

Aura is utilizing our SCS Microinjector to deliver their viral like drug conjugate, bel-sar, for the treatment of choroidal melanoma. In February 2022, Aura presented positive interim efficacy data from their ongoing Phase 2 clinical trial. The data presented showed a favorable safety profile along with an excellent response to the therapy with 89-100% tumor control. Based on their promising data, Aura announced final plans for its global Phase 3 trial utilizing the suprachoroidal route of administration. They expect to begin enrollment in that trial in 2023.

Royalty Purchase and Sale Agreement

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement, or the Purchase and Sale Agreement, with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc., or the Aura License Agreement, the REGENXBIO Option and License Agreement and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, or the Royalties, in exchange for up to $65 million. In connection with this transaction, we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO Option and License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which we were entitled, net of certain of HCR's transaction-related expenses which we agreed to reimburse. An additional $12.5 million was deposited by HCR in an escrow account to be released to Royalty Sub upon attainment of a pre-specified

XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales, or the Second Milestone Event.

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 2.5 times the aggregate amount of payments made by HCR under the Agreement if the Second Milestone Event is achieved on or prior to December 31, 2024, or the Initial Cap. If the Second Milestone Event is not achieved on or prior to December 31, 2024, payment of Royalties from Royalty Sub to HCR will cease when HCR has received Royalties payments equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement, or the Alternative Cap. In the event of a change in control, acquiror will have the option to make a payment to HCR of the Initial Cap or the Alternative Cap, depending on which is then in effect, less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Alternative Cap. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

XIPERE faces competition from other commercially available forms of TA and other topical, injectable and implantable corticosteroids, although none are approved for the indication of macular edema associated with uveitis. Bristol-Myers Squibb markets TA, under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, but it is not indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bio-erodible, extended-release implant that delivers the corticosteroid and dexamethasone, and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to retinal vein occlusion, or RVO in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of diabetic macular edema, or DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Eyepoint Pharmaceuticals, respectively, and are approved in the United Sates for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. In addition, Oxular is developing OXU-001 which is dexamethasone delivered via the Oxulumis suprachoroidal device for the treatment of Diabetic Macular Edema. It is possible physicians may use OXU-001 off label to treat macular edema associated with uveitis once approved.

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

Additional future competition may emerge from biosimilar anti-VEGF products as they are approved and enter the market.

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics and Eyepoint are companies currently investigating TKIs for ocular use. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Oxular Limited announced plans to file for a 510(k) clearance of its Oxulumis device which is designed to administer therapy to the SCS via a microcatheter, and Gyroscope Therapeutics also announced 510(k) clearance for its Orbit Subretinal Delivery System which uses a catheter to access the subretinal space via the SCS.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 27 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 23 patent applications pending in the United States, 75 issued foreign patents and one allowed foreign patents, three pending international PCT applications and 44 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license eight issued U.S. patents, five pending U.S. applications, 21 of the issued foreign patents, and four foreign patent applications in major international markets, each relating to methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire, if issued, between 2027 and 2042, without taking into account possible patent term adjustments or extensions.

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

In addition to upfront and milestone payments of $65,000 in the aggregate made to date, we made a $75,000 payment related to a milestone that was achieved in December 2021 for the commercialization of a drug developed using the licensed patents. On July 1,

2018 and 2019, we paid Emory and GTRC $75,000 and $50,000, respectively, to extend the date by which we may achieve the commercialization milestone. Additionally, we are currently paying a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, two registered trademarks in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, five registered and one pending application in Canada, five registered trademarks in China, four registered and two pending applications in the European Union, two registered trademarks in each of India and New Zealand, two registered trademarks in Japan, three registered and 1 pending application in Israel, eight registered trademarks in Mexico, four registered and three pending applications in South Africa, six registered trademarks in the United States and four pending applications in the United States and six registered trademarks in the United Kingdom. We also have three international registrations: the first with registered protection in the European Union, India, Japan, New Zealand, Korea and Singapore; the second with extensions of protection pending in India and registered in Australia, China, European Union, Israel, Japan, Korea, Mexico, New Zealand, Russia, and Singapore; and the third with extensions of protection pending in Australia, Brazil, Canada, Japan and Mexico.

Government regulation

In the United States, the FDA regulates drug and device products under the Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. This includes combination products where a drug and a device are used together.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may, in the future, apply to our operations.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Additionally, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

Coverage and reimbursement

The physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual third-party payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. With respect to our product candidates, we or our partners may seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe obtaining billing codes for the use of our products is critical to maximizing our commercial success. There is no guarantee that these billing codes, once granted, or the payment amounts, if any, associated with such codes will not change in the future.

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

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit-based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. In addition, beginning on January 1, 2023, certain manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Refunds will be based on the discarded volume above 10% of the total allowed amount, except in unique circumstances as determined by CMS. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Further, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to the BBA, will remain in effect until 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2022, we had 36 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2011. Our principal executive offices are located at 900 North Point Parkway, Suite 200, Alpharetta, Georgia 30005. Our telephone number is (678) 270-3631.

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

We incurred a net loss of $32.9 million in 2022, net income of $0.4 million in 2021 and net loss of $18.2 million in 2020. We expect to incur significant expenses and operating losses over the next several years. Our financial results may fluctuate significantly from quarter to quarter and year to year.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. However, we will need to obtain substantial additional funding in connection with our continuing operations beyond the second quarter 2024, including additional funding to complete clinical development of CLS-AX. Our future capital requirements will depend on many factors, including:

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
•
the amount of revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to grant licenses on terms that may not be favorable to or relinquish valuable rights to our technologies, research programs, product candidates or future revenue streams. For example, we, through our wholly-owned subsidiary, sold our rights to receive certain royalty and milestone payments under the Arctic Vision License Agreement, Bausch License Agreement, the Aura License Agreement, the REGENXBIO Option and License Agreement and any out-license agreements for, or related to, XIPERE or our SCS Microinjector technology to be used in connection with compounds or products of any third parties in exchange for up to $65 million. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development efforts or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In connection with the Purchase and Sale Agreement, we entered into a Contribution and Servicing Agreement with Royalty Sub, pursuant to which we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO Option and License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights, or collectively the Contributed Assets, to Royalty Sub. The Contribution and Servicing Agreement contains various representations and warranties, covenants, indemnification obligations and other provisions related to the contribution of the Contributed Assets and our maintenance and servicing obligations with respect to the same.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our or our partners’ business. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including clinical trials costs and labor and employee benefit costs.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of March 10, 2023, we had nearly all of our cash and cash equivalent balances on deposit with SVB.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

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

We are currently partnering with companies who can leverage our SCS Microinjector to deliver their ophthalmic product candidates to the SCS. Our current and future licensing partners may request modifications to the design of our SCS Microinjector to accommodate the delivery of their respective product candidates. If we are unable to make such modifications, we may not receive regulatory and development milestone payments that we otherwise would be eligible to receive after we have satisfied our obligations under the Purchase and Sale Agreement, which could significantly harm our financial position.

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

For example, our initiation of the ODYSSEY trial will be delayed by one quarter due to the issuance by FDA of draft guidance on February 6, 2023 entitled Neovascular Age-Related Macular Degeneration: Developing Drugs for Treatment. As announced by us on February 3, 2023, the ODYSSEY trial originally was planned to have intravitreal faricimab as the comparator drug and would have been initiated in the first quarter of 2023. Based on the draft guidance publication and subsequent interaction with FDA, we intend to amend the protocol to have aflibercept as the comparator drug. As we finalize the protocol amendment in consultation with FDA there may be additional changes to our originally announced design. Despite changing the protocol in response to FDA’s draft guidance, the guidance document could be finalized in the future with different recommendations at a time at which the ODYSSEY trial can no longer be amended, potentially requiring longer or additional clinical development of CLS-AX for the treatment of wet AMD.

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

Risks Related to Our Dependence on Third Parties

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. After we have satisfied our obligations under the Purchase and Sale Agreement, if we are unable to maintain our partnership with Bausch, or if Bausch fails to successfully commercialize XIPERE, our business and prospects will be materially harmed.

We have granted an exclusive license to Bausch for the commercialization and development of XIPERE in the United States and Canada. Pursuant to our agreement with Bausch, we are entitled to receive payments based on the achievement of specified sales and regulatory milestones and tiered royalties based on annual net sales of XIPERE. We will not retain these royalties and milestone payments until our obligations under the Purchase and Sale Agreement described above in “Business—Royalty Purchase and Sale Agreement” are satisfied. The successful or timely achievement of many of these milestones is outside of our control because the relevant activities will be conducted by Bausch or third parties engaged by Bausch, including manufacturers and suppliers. We expect to depend to a large degree on the payments from Bausch after we have satisfied our obligations under the Purchase and Sale Agreement as well as payments from future potential commercialization partners in order to fund our operations, and a failure to receive such payments may cause us to:

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

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics and Eyepoint are companies currently investigating TKIs for ocular use. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

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

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use our product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, the Centers for Medicare and Medicaid Services, or CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We believe that physicians who use our product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. For our product candidates, we intend to seek a separate Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS for the drug itself. We believe that separate CPT and HCPCS codes will help payors differentiate our drug candidates from other drugs currently on the market administered through intravitreal injections, although we can provide no assurance that CMS will approve the creation of a separate HCPCS code or that the Category III codes will remain in effect. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will be sufficient to successfully commercialize any approved product and, even if adequate payment amounts are obtained, they could change in the future.

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Additionally, coverage policies and reimbursement rates may change at any time. For example, beginning on January 1, 2023, certain manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Refunds will be based on the discarded volume above 10% of the total allowed amount, except in unique circumstances, as determined by CMS. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could significantly harm our operating results, our ability to raise capital and our overall financial condition. Further, any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
the Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2019, or HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
new U.S. data privacy regulations, such as the California Privacy Rights Act of 2020, or CPRA, which establishes a new California Privacy Protection Agency to implement and enforce the CPRA. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws that have or will go into effect during 2023, and similar laws are being considered in several other states, as well as at the federal and local levels. While these new state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors);
•
foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which applies to identified or identifiable personal data in electronic or paper form. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects, including a private right of action. Also under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions. Other such foreign data privacy obligations include the EU GDPR as it forms part of United Kingdom ("UK") law by virtue of section 3 of the European Union (Withdrawal) Act 2018 ("UK GDPR"); and
•
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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

There have been judicial and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. The Affordable Care Act may be subject to additional judicial or Congressional challenges in the future. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, , the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our stock price has been and may continue to be volatile. Since January 1, 2021, our common stock has traded at prices between $0.98 and $7.73 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including in connection with the COVID-19 pandemic. Broad market and industry factors, including potentially worsening economic conditions, inflation and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
•
sales of our common stock, including sales by our directors and officers or specific stockholders; and
•
general political and economic conditions.

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

Any of the foregoing could result in a material disruption of our clinical and product development activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss or compromise of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident was to result in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, or any personal data for which we are responsible, we could incur significant unexpected losses, expenses and liabilities, we could face litigation or suffer reputational harm and the further development of our product candidates could be delayed. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The 2017 comprehensive tax reform bill, as modified by the CARES Act, the Inflation Reduction Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. In March 2020, the Tax Act was modified in certain respects by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. More recently, the Inflation Reduction Inflation of 2022, or the IRA, was enacted which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act, as modified by the CARES Act, and the IRA, may affect us, and certain aspects of the Tax Act, CARES Act and IRA could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, the CARES Act, the IRA, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation.

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

As of December 31, 2022, we had approximately $216.1 million of federal and $78.4 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years beginning before 2018 will begin to expire at various dates beginning in 2031, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning in 2018 and in later years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited for taxable years beginning after 2020 to 80% of taxable income. Certain states have conformed to the federal NOL rules included in the Tax Act and CARES Act. However, under Section 382 of the Code of 1986, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur ownership changes. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities have triggered, and may in the future trigger additional, ownership changes. We have determined that three such ownership changes have occurred in the past. We have determined that $38,000 and $2,000 of our deferred tax assets related to federal NOL and R&D credits, respectively, will expire due to Section 382.

In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such additional limitations may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such limitations. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices occupy approximately 14,000 square feet of office space in Alpharetta, Georgia under a lease with an initial term until November 2026, with a renewal option for one additional three-year term.

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

Stockholders

As of March 8, 2023, we had 61,364,299 shares of common stock outstanding held by 7 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and undertaking other research and development initiatives. To date, we have only generated revenue through upfront payments and milestone payments related to license agreements and other revenue generated from collaboration agreements. We have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2022, we had an accumulated deficit of $288.3 million. We recorded net losses of $32.9 million for the year ended December 31, 2022, net income of $0.4 million for the year ended December 31, 2021 and net losses of $18.2 million for the year ended December 31, 2020. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary therapeutics to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by its licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2023 as a result of the implementation of a Phase 2b clinical trial of CLS-AX as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the second quarter of 2024. We will require additional capital in order to complete clinical development of CLS-AX.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of XIPERE and we do not expect to generate any other product revenue unless or until we obtain regulatory approval of and commercialize our other product candidates, either on our own or with a third party. The revenue received under the Bausch license agreement, as well as other certain payments from our licensees, will be recorded as non-cash revenue until we have fulfilled our obligations under the Purchase and Sale Agreement. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by type of activity for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
XIPERE (uveitis program)	$339	$2,612	$3,841
CLS-AX (wet AMD program)	5,449	4,515	2,169
CLS-301 (DME program)	911	966	240
Total program expense	6,699	8,093	6,250
Unallocated	12,931	10,444	8,823
Total research and development expense	$19,630	$18,537	$15,073

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

Other Income (Other Expense)

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

Revenue recognition

We recognize revenue from our contracts with customers under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, we perform the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer.

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. The arrangements may also include assistance and oversight of the customer’s use of the drug substance or drug product. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

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

Accrued expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical trials.

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
•
Expected term. In the year ended December 31, 2022, we used historical data to calculate the expected term. In the years ended December 31, 2021 and 2020, we used the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we did not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.
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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $4.9 million, $5.1 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Liabilities Related to the Sales of Royalties and Non-Cash Interest Expense

We recognized a liability related to the sales of future royalties under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and will be accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Tax valuation allowance

We recorded aggregate deferred tax assets of $73.7 million, primarily related to our net operating losses, as of December 31, 2022, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs for the period from our inception through December 31, 2022. We incurred a net income for tax purposes of $19.3 million for the year ended December 31, 2022 which was offset by utilizing NOLs for the same amount. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2022, we had federal NOL carryforwards of $216.1 million and state NOL carryforwards of $78.4 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2031. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities have triggered, and may in the future trigger additional, ownership changes. We have determined that three such ownership changes have occurred in the past. We have determined that $38,000 and $2,000 of our deferred tax assets related to federal NOL and R&D credits, respectively, will expire due to Section 382. In addition, if we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended		Period-to-
	December 31,		Period
	2022	2021	Change
	(in thousands)
License and other revenue	$1,327	$29,575	$(28,248)
Operating expenses:
Cost of goods sold	204	—	204
Research and development	19,630	18,537	1,093
General and administrative	11,770	11,665	105
Total operating expenses	31,604	30,202	1,402
Loss from operations	(30,277)	(627)	(29,650)
Other income	669	1,003	(334)
Non-cash interest expense on liability related to the sales of future royalties	(3,339)	—	(3,339)
Net (loss) income	$(32,947)	$376	$(33,323)

Revenue. In the year ended December 31, 2022 and 2021, we recognized $1.3 million and $29.6 million of revenue associated with our license agreements. License revenue for the year ended December 31, 2022 was primarily from providing training materials and clinical trial products to our licensees. License revenue for the year ended December 31, 2021 was primarily a result of (i) the milestone payments from Bausch that consisted of $5.0 million received upon FDA approval of XIPERE, the recognition of $5.0 million of deferred revenue for the upfront milestone payment and the recognition of a $10.0 million milestone for pre-launch activities and (ii) an aggregate of $8.0 million received from Arctic Vision for FDA approval of XIPERE, territory expansion and certain development milestones.

Cost of Goods Sold. In the year ended December 31, 2022, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense increased by $1.1 million, from $18.5 million for the year ended December 31, 2021 to $19.6 million for the year ended December 31, 2022. This increase was primarily due to a $0.9 million increase in costs for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, the OASIS extension study and the preliminary startup costs of ODYSSEY, a Phase 2b clinical trial of CLS-AX. Additionally, there was $1.2 million in costs related to our other programs and a $0.7 million increase in costs related to an increase in headcount. This is partially offset by a $2.3 million decrease in costs related to XIPERE.

General and administrative. General and administrative expenses increased by $0.1 million for the years ended December 31, 2022 and 2021. This increase was primarily a result of a $0.4 million increase in patent related expenses and a $0.5 million decrease in costs related to employee benefits.

Other income. Other income for the year ended December 31, 2022 was primarily comprised of interest income from the cash and cash equivalents. Other income for the year ended December 31, 2021 was primarily comprised of the gain on the extinguishment of debt from the forgiveness of the PPP Loan and accrued interest.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the year ended December 31, 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

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

Revenue. In the year ended December 31, 2021, we recognized $29.6 million of revenue associated with our license agreements. For the year ended December 31, 2020, we recognized $7.7 million of revenue associated with our license agreements and $0.2 million of revenue associated with other agreements to evaluate the potential use of our proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. License revenue for the year ended December 31, 2021 was primarily a result of (i) the milestone payments from Bausch that consisted of $5.0 million received upon FDA approval of XIPERE, the recognition of $5.0 million of deferred revenue for the upfront milestone payment and the recognition of a $10.0 million milestone for pre-launch activities and (ii) an aggregate of $8.0 million received from Arctic Vision for FDA approval of XIPERE, territory expansion and certain development milestones. License revenue for the year end December 31, 2020 was primarily a result of milestone payments of $4.3 million received from Arctic Vision and $3.0 million milestone payment received from REGENXBIO.

Research and development. Research and development expense increased by $3.5 million, from $15.1 million for the year ended December 31, 2020 to $18.5 million for the year ended December 31, 2021. This increase was primarily due to a $2.3 million increase in costs for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, and a $0.7 million increase in costs for the CLS-301 program. Additionally, there was an $0.8 million increase in costs related to share-based compensation and a $0.9 million increase in costs related to an increase in headcount, salary increases and bonuses. This is partially offset by a $1.1 million decrease in costs related to XIPERE.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds from public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2022, we had cash and cash equivalents of $48.3 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2022, our funds were held in cash and money market funds.

During the year ended December 31, 2022, we sold 425,460 shares of our common stock for net proceeds of $0.6 million under the at-the-market, or ATM, agreement, Cowen and Company LLC, or Cowen. Under the ATM agreement, we may offer and sell, from time to time at our sole discretion, shares of our common stock through Cowen acting as our sales agent. As of December 31,

2022, there was $13.8 million available for future sales under the ATM agreement. Subsequent to December 31, 2022, we sold 214,128 shares of our common stock for net proceeds of $0.3 million under the ATM agreement.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Footnote 12 to our financial statements included this Annual Report on Form 10-K.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, March 14, 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,365)	$(10,733)	$(13,120)
Investing activities	(246)	—	(55)
Financing activities	31,333	23,782	7,867
Net change in cash and cash equivalents	$17,722	$13,049	$(5,308)

During the years ended December 31, 2022, 2021 and 2020, our operating activities used net cash of $13.4 million, $10.7 million and $13.1 million, respectively. The increase in cash used in operating activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to research and development expenses related to the preclinical and clinical programs offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE.

The decrease in cash used in operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to an increase in accounts receivable related to the achievement of pre-launch activities milestone pursuant to our agreement with Bausch. This was partially offset by the decrease in deferred revenue related to the upfront milestone payment from Bausch and an increase of $1.5 million in share-based compensation for the year ended December 31, 2021 compared to prior year.

In the year ended December 31, 2022 and 2020, our investing activities used net cash of $0.2 million and $55,000, respectively, for the purchase of machinery and equipment.

During the years ended December 31, 2022, 2021 and 2020, our net cash provided by financing activities was $31.3 million, $23.8 million and $7.9 million, respectively. The net cash provided by financing activities for the year ended December 31, 2022 was primarily comprised of $30.6 million from the Purchase and Sale Agreement, net of issuance costs and $0.6 million of net proceeds from the sale of shares of our common stock under the ATM agreement. The net cash provided by financing activities for the year ended December 31, 2021 was primarily comprised of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $12.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement. The net cash provided by financing activities for the year ended December 31, 2020 was primarily comprised of $12.0 million of net proceeds from the sale of shares of common stock under the ATM agreement and $1.0 million of proceeds from the PPP Loan, partially offset by the full prepayment of the remaining $5.3 million owed under our loan agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Liability Related to the Sales of Future Royalties, Net

Description of the Matter

As discussed in Note 2 and 5 to the consolidated financial statements, on August 8, 2022, the Company entered into a Royalty Purchase and Sale Agreement with a third party, pursuant to which the Company sold certain of its rights to receive royalty and milestone payments. The Company received proceeds of $32.1 million, representing the $32.5 million to which the Company was entitled, net of certain transaction related expenses. The Company will repay the lender at a multiple of the initial proceeds received, which may vary based on timing and amount of cash flows received from its licensing partners.

The Company recorded the financing as Liability related to the sales of future royalties, net on the balance sheet at its carrying value of $34.0 million as of December 31, 2022. The Company imputes interest expense associated with this liability using the effective interest rate method. Such interest expense is recorded in the statement of operations for the year ended December 31, 2022 as Non-cash interest expense on liability related to the sales of future royalties. The effective interest rate is calculated based on the rate that would enable the estimated liability to be repaid in full over the anticipated life of the arrangement. The Company utilizes the prospective method to record interest expense by updating its estimate of the new effective interest rate each period, based on its current estimate of remaining cash flows under the arrangement. The Company estimates the amount and timing of expected royalty and milestone payments using a combination of internal projections and forecasts from external sources.

Auditing the liability related to the sales of future royalties, net was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions (including market size, market penetration, and sales price) that are forward looking and could be affected by future market conditions.

How We Addressed the Matter in Our Audit

To test the liability related to the sales of future royalties, net as of December 31, 2022, our audit procedures included, among others, assessing the underlying data and significant assumptions used by the Company in determining the timing and amount of future cash flows used within its effective interest rate model. With the support of a specialist, we assessed the reasonableness of the significant assumptions used in the cash flow projections to current industry, market and economic trends. We recalculated the current year interest expense and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 14, 2023

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$48,258	$30,436
Accounts receivable	—	10,000
Prepaid expenses	704	921
Other current assets	439	779
Total current assets	49,401	42,136
Property and equipment, net	755	238
Operating lease right-of-use asset	1,117	369
Restricted cash and other assets	30	160
Total assets	$51,303	$42,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,050	$941
Accrued liabilities	4,179	3,312
Current portion of operating lease liabilities	349	387
Deferred revenue	205	—
Total current liabilities	5,783	4,640
Liability related to the sales of future royalties, net	33,977	—
Operating lease liabilities	936	288
Total liabilities	40,696	4,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2022 and 2021, respectively; 60,639,827 and 59,722,930 shares issued and outstanding at December 31, 2022 and 2021, respectively	61	60
Additional paid-in capital	298,984	293,406
Accumulated deficit	(288,438)	(255,491)
Total stockholders’ equity	10,607	37,975
Total liabilities and stockholders’ equity	$51,303	$42,903

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
License and other revenue	$1,327	$29,575	$7,894
Operating expenses:
Cost of goods sold	204	—	—
Research and development	19,630	18,537	15,073
General and administrative	11,770	11,665	10,756
Total operating expenses	31,604	30,202	25,829
Loss from operations	(30,277)	(627)	(17,935)
Other income	669	1,003	—
Non-cash interest expense on liability related to the sales of future royalties	(3,339)	—	—
Other expense	—	—	(275)
Net (loss) income	$(32,947)	$376	$(18,210)

Net (loss) income per share of common stock — basic and diluted	$(0.55)	$0.01	$(0.39)

Weighted average shares outstanding — basic	60,204,862	58,491,986	46,506,540
Weighted average shares outstanding — diluted	60,204,862	59,906,602	46,506,540

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2019	44,413,372	$44	$248,770	$(237,657)	$11,157
Issuance of common shares under at-the-market sales agreement	6,176,415	6	11,952	—	11,958
Issuance of common shares under employee stock purchase plan	35,359	—	31	—	31
Exercise of stock options	254,466	2	225		227
Vesting and settlement of restricted stock units	981,329	—	—	—	—
Share-based compensation expense	—	—	3,600	—	3,600
Net loss	—	—	—	(18,210)	(18,210)
Balance at December 31, 2020	51,860,941	52	264,578	(255,867)	8,763
Issuance of common shares under at-the-market sales agreement	2,891,419	3	12,202	—	12,205
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under employee stock purchase plan	65,481	—	111	—	111
Exercise of stock options	280,771	1	387	—	388
Vesting and settlement of restricted stock units	415,268	—	—	—	—
Share-based compensation expense	—	—	5,054	—	5,054
Net income	—	—	—	376	376
Balance at December 31, 2021	59,722,930	60	293,406	(255,491)	37,975
Issuance of common shares under at-the-market sales agreement	425,460	1	565	—	566
Issuance of common shares under employee stock purchase plan	66,919	—	112	—	112
Exercise of stock options	49,187	—	17	—	17
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Share-based compensation expense	—	—	4,884	—	4,884
Net loss	—	—	—	(32,947)	(32,947)
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net (loss) income	$(32,947)	$376	$(18,210)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	3,339	—	—
Depreciation	145	178	180
Share-based compensation expense	4,884	5,054	3,600
Gain on termination of operating lease	(55)	—	—
Loss on disposal of fixed assets	33	—	—
Gain on extinguishment of debt	—	(998)	—
Non-cash interest expense	—	—	59
Accretion of debt discount	—	—	129
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	10,420	(10,869)	1,893
Other assets and liabilities	(83)	(155)	(140)
Accounts payable and accrued liabilities	694	681	(631)
Deferred revenue	205	(5,000)	—
Net cash used in operating activities	(13,365)	(10,733)	(13,120)
Investing activities
Acquisition of property and equipment	(246)	—	(55)
Net cash used in investing activities	(246)	—	(55)
Financing activities
Proceeds from royalty purchase and sale agreement, net of $1.9 million of issuance costs	30,638	—	—
Proceeds from at-the-market sales agreement, net of issuance costs	566	12,205	11,958
Proceeds from registered direct offering, net of issuance costs	—	11,078	—
Proceeds from shares issued under employee stock purchase plan	112	111	31
Proceeds from exercise of stock options	17	388	227
Proceeds from issuance of long-term debt	—	—	991
Principal payments made on long-term debt	—	—	(5,340)
Net cash provided by financing activities	31,333	23,782	7,867
Net increase (decrease) in cash, cash equivalents and restricted cash	17,722	13,049	(5,308)
Cash, cash equivalents and restricted cash, beginning of period	30,696	17,647	22,955
Cash, cash equivalents and restricted cash, end of period	$48,418	$30,696	$17,647
Supplemental disclosure
Interest paid	$—	$—	$524
Purchase of property and equipment in accounts payable and accrued liabilities	$282	$—	$—
Forgiveness of PPP Loan and accrued interest	$—	$998	$—

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$48,258	$30,436	$17,287
Restricted cash ($160 and $100 as of December 31, 2022 and 2021, respectively, is recorded in other current assets)	160	260	360
Cash, cash equivalents and restricted cash at end of period	$48,418	$30,696	$17,647

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Notes to the Consolidated Financial Statements

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

Liquidity

The Company had cash and cash equivalents of $48.3 million as of December 31, 2022.

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

During the year ended December 31, 2021, the Company sold 2.9 million shares of its common stock for net proceeds of $12.2 million under its at-the-market agreement with Cowen and Company, LLC. During the year ended December 31, 2022, the Company sold 425,460 shares of its common stock for net proceeds of $0.6 million under its at-the-market agreement with Cowen and Company, LLC. Subsequent to December 31, 2022, the Company sold an additional 214,128 shares of its common stock for net proceeds of $0.3 million.

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

Based on its cash and cash equivalents as of the filing date, March 14, 2023, its current plans and forecasted expenses the Company expects that it will be able to fund its planned operating expenses and capital expenditure requirements into the second quarter of 2024. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements include the results of the financial operations of Clearside Biomedical, Inc. and its wholly-owned subsidiary, Clearside Royalty, LLC. a Delaware limited liability company, which was formed for the purposes of the transactions contemplated by the Purchase and Sale Agreement describe in Note 5. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s primary revenue arrangements are license agreements which typically include upfront payments, regulatory and commercial milestone payments and royalties based on future product sales. The arrangements may also include payments for the Company’s SCS Microinjector devices as well as payments for assistance and oversight of the customer’s use of the Company’s technology. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

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

In the year ended December 31, 2022, 2021, and 2020, the Company recognized $1.3 million, $29.6 million, and $7.7 million of revenue associated with its license agreements, respectively. License revenue for the year ended December 31, 2022 was primarily from providing training materials and clinical trial products to the Company's licensees. License revenue for the year ended December 31, 2021 was primarily a result of (i) the milestone payments from Bausch that consisted of $5.0 million received upon FDA approval of XIPERE, the recognition of $5.0 million of deferred revenue for the upfront milestone payment and the recognition of a $10.0 million milestone for pre-launch activities and (ii) an aggregate of $8.0 million received from Arctic Vision for FDA approval of XIPERE, territory expansion and certain development milestones. License revenue for the year end December 31, 2020 was primarily a result of milestone payments of $4.3 million received from Arctic Vision and $3.0 million milestone payment received from REGENXBIO.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2022. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Restricted Cash

The Company is required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank requires the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank. As of December 31, 2022, the restricted cash balance was invested in a commercial money market account. The current portion of the restricted cash is recorded in other current assets and the long-term portion is recorded in restricted cash.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December 31,
		2022	2021
Furniture and fixtures	5	$249	$337
Machinery and equipment	5	343	176
Computer equipment	3	13	13
Leasehold improvements	Lesser of useful life or remaining lease term	476	667
Work in process		527	—
Total property and equipment		1,608	1,193
Less: Accumulated depreciation		(853)	(955)
Property and equipment, net		$755	$238

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development	$1,817	$1,083
Accrued employee costs	1,837	1,854
Accrued professional fees	49	30
Accrued expense	476	345
	$4,179	$3,312

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

Issuance costs pursuant to the Purchase and Sale Agreement consisting primarily of advisory and legal fees, totaled $1.9 million including the amount of HCR's transaction-related expenses that the Company reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions, including market size, market penetration and sales price, that are forward looking and could be affected by future market conditions.

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Royalty purchase and sale agreement effective August 8, 2022	$32,500
Issuance costs	(1,862)
Non-cash interest expense	3,339
Balance at December 31, 2022	$33,977

Effective interest rate	26.5%

6. Long-Term Debt

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

Interest expense on the borrowings under the loan agreements described above was $147,000 for the year ended December 31, 2020. Accretion of the scheduled final payment was $59,000 for the year ended December 31, 2020. Accretion of the deferred closing costs was $129,000 for the year ended December 31, 2020.

7. CARES Act Paycheck Protection Program Loan

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

8. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2022 and 2021, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

At the Company's Annual Meeting of Stockholders held on June 22, 2022, the Company's stockholders approved an amendment to the amended and restated certificate of incorporation to increase the Company's authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. As of December 31, 2022 the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2022 and 2021, there were 60,639,827 and 59,722,930 shares of common stock outstanding, respectively.

9. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and had a remaining life of 3.75 years as of December 31, 2022.

10. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2022, under the 2016 Plan, options to purchase 6,590,838 shares of the Company’s common stock were outstanding at a weighted average price of $3.59 per share and 1,035,374 shares remained available for future grant. As of January 1, 2023, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 2,425,593 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2022, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 3,460,967 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2022, options to purchase 307,256 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $3.26 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Research and development	$1,616	$1,570	$1,183
General and administrative	1,785	1,985	1,574
Total	$3,401	$3,555	$2,757

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020

Expected term (years)	6.00	7.00	7.00
Expected stock price volatility	98.24%	101.43%	108.13%
Risk-free interest rate	2.09%	0.75%	1.52%
Expected dividend yield	0.00%	0.00%	0.00%

Expected term (in years): In the year ended December 31, 2022, the Company began using historical data to calculate the expected term. In the years ended December 31, 2021 and 2020, the Company utilized the simplified method as prescribed by ASC

718, as the Company did not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

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

Forfeitures: The Company records forfeitures as they occur.

The following table summarizes the activity related to stock options during the year ended December 31, 2022:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2021	5,762,328	$4.07
Granted	1,782,440	1.98
Exercised	(49,187)	0.35
Forfeited or expired	(580,251)	3.73
Options outstanding at December 31, 2022	6,915,330	3.58

Options exercisable at December 31, 2021	3,148,502	4.59

Options exercisable at December 31, 2022	4,223,931	4.22

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2022 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	3,777,873			7.61	1,865,987			6.31
$3.00 - $6.99	2,506,371			6.85	1,726,858			6.30
$7.00 - $8.99	429,308			4.17	429,308			4.17
$9.00 - $20.84	201,778			4.76	201,778			4.76
	6,915,330	$3.58	$66	7.03	4,223,931	$4.22	$64	6.02

As of December 31, 2022, the Company had $4.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average fair values of all stock options granted for the years ended December 31, 2022, 2021 and 2020 was $1.55 per share, $3.24 per share and $1.97 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 30, 2022 was $1.12, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$794	$723	$375
General and administrative	658	715	427
Total	$1,452	$1,438	$802

The following table summarizes the activity related to RSUs during the year ended December 31, 2022:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2021	1,317,347	$3.58
Granted	648,460	2.19
Vested	(375,331)	3.44
Forfeited	(127,544)	3.04
Non-vested RSUs outstanding at December 31, 2022	1,462,932	3.04

As of December 31, 2022, the Company had $3.1 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2023. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2022 was 438,572 shares.

The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2022, 2021 and 2020, the Company issued 66,919, 65,481 and 35,359 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$21	$41	$19
General and administrative	10	20	22
Total	$31	$61	$41

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2022	2021	2020
Deferred tax asset (liability):
Net operating loss carryforwards	$50,267	$53,966	$51,414
Non-deductible accrued expenses	386	469	263
Right-of-use asset	(238)	(96)	(132)
Lease liability	274	176	247
Deferred revenue	—	—	1,247
Stock compensation expense	2,678	2,768	2,044
Depreciation differences	(40)	(44)	(82)
Federal tax credits	9,742	9,012	8,015
State tax credits	326	342	381
Disallowed interest expense	—	—	7
Charitable contributions	—	6	—
Royalty purchase and sale agreement	7,247	—	—
Capitalized research and development expenses	3,057	—	—
Valuation allowance	(73,699)	(66,599)	(63,404)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended
	December 31,
	2022	2021	2020
U.S. federal tax rate	21.00%	21.00%	21.00%
State tax rate	(0.85)	(599.32)	14.28
Permanent difference	(1.34)	(3.15)	1.42
Tax credit	2.18	(253.97)	2.89
Valuation allowance	(21.57)	847.82	(39.66)
ASC 740-10	—	(3.19)	(0.26)
Adjustment to prior year tax provision	0.67	(13.16)	—
Other	(0.09)	3.97	—
	0.00%	0.00%	(0.33)%

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

At December 31, 2022, the Company had a valuation allowance of $73.7 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2022, the Company had income tax NOL carryforwards for federal and state purposes of $216.1 million and $78.4 million, respectively. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of $45.4 million and $4.9 million, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2031, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited beginning in 2021. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

The following is a roll forward of the Company’s uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2022	2021
Balance of uncertain tax positions at the beginning of the year	$7,520	$7,568
Gross decreases - tax positions in prior period	—	(12)
Gross decreases - settlements with taxing authorities	—	(36)
Balance of uncertain tax positions at the end of the year	$7,520	$7,520

As of December 31, 2022 and 2021, there was $7.5 million in each period of unrecognized tax benefit that if recognized would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances. The Company reversed $48,000 of previously recorded unrecognized tax expenses for the year 2021. The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. No significant amounts of interest or penalties have been recorded as of December 31, 2022.

Ownership changes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. In general, if the Company experiences a greater than 50% aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards may be subject to limitation under the Code. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate for the month in which the ownership change occurred. Such limitation may result in expiration of a portion of the NOL carryforwards before utilization. The Company has completed an owner shift analysis to determine the dates in which the Company may have experienced a Section 382 ownership change, and determined that the Company experienced ownership changes for Section 382 purposes in January 2012, December 2013, and July 2016. Further, the Company has determined that $38,000 and $2,000 of its deferred tax asset related to Federal NOL and Federal R&D Credit, respectively, will expire due to Section 382.

The NOL DTA has a full valuation allowance as it is deemed that it is more likely than not to be utilized. The Company will continue to monitor equity movement and its impact on the utilization of the NOLs and credits. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences an additional Section 382 ownership change as a result of future changes in its stock ownership.

The Company is subject to taxation in the United States and certain state jurisdictions. As of December 31, 2022, the Company’s tax returns for 2019, 2020 and 2021 are subject to full examination by the tax authorities. As of December 31, 2022, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2019, except to the extent of NOLs generated in prior years claimed on a tax return.

12. Commitments and Contingencies

Lease Commitment Summary

The Company leases its facilities and some of its equipment under noncancelable operating lease arrangements that expire at various dates through 2023. In November 2016, the Company signed an office lease agreement to lease approximately 20,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The lease agreement was for a six and one-half year term with a renewal option for one additional five-year term. Rental payments were $35,145 per month subject to an increase of 3% per year.

In November 2022, the Company amended the office lease agreement and decreased the square footage to approximately 14,000 square feet. The amended office lease agreement is for a four year term with a renewal option for an additional thirty-eight months. Rental payments are $30,437 per month subject to an increase of 3% per year. Operating lease cost under this lease and the amendment is recognized on a straight-line basis over the term of the lease. In addition, the office lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises.

The Company’s operating leases included on the balance sheet are as follows (in thousands):

December 31, 2022
Operating lease right-of-use asset	$1,117

Liabilities
Current portion of operating lease liabilities	$349
Operating lease liabilities	936
Total operating lease liabilities	$1,285

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company is not reasonably certain if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2022, the Company’s incremental borrowing rate was 8.0% and the remaining lease term was 4.0 years. Cash payments included in operating activities on the consolidated statement of cash flows for operating lease liabilities were $339,000, $392,000 and $378,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Minimum lease payments were as follows at December 31, 2022 (in thousands):

Year ending December 31,
2023	$362
2024	378
2025	389
2026	367
Total minimum lease payments	1,496
Less imputed interest	(211)
Total operating lease liabilities	$1,285

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $262,000 for the year ended December 31, 2022 and $247,000 for each of the years ended December 31, 2021 and 2020. Variable lease cost was $87,000 for the year ended December 31, 2022 and $95,000 for the years ended December 31, 2021 and 2020. Short-term lease cost was $86,000, $12,000 and $20,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

13. License and Other Agreements

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

The Company was responsible for all development expenses for XIPERE in the Territory until the Company's New Drug Application ("NDA") was approved by the FDA, subject to specified exceptions, as well as manufacturing costs in connection with the NDA. The Company was also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the complete response letter issued on October 18, 2019 related to the NDA and any subsequent complete response letter related to the NDA. Following FDA approval of XIPERE, Bausch is responsible for all such expenses.

Due to the refund provisions in the License Agreement, the Upfront Payment was included on the balance sheet as deferred revenue as of December 31, 2020. The refund provisions lapsed upon FDA approval of XIPERE and the $5.0 million was recognized as revenue in the fourth quarter of 2021.

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

14. Fair Value Measurements

The Company’s material financial instruments at December 31, 2022 and 2021, consisted primarily of cash and cash equivalents. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of liability related to the sales of future royalties approximates the carrying value due to the short period of time that has elapsed from the origination date.

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2022 and 2021.

15. Net Income (Loss) Per Share

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

	Year Ended December 31,
	2022	2021	2020
Net (loss) income - basic and diluted	$(32,947)	$376	$(18,210)

Weighted average shares - basic	60,204,862	58,491,986	46,506,540
Effect of dilutive securities:
Stock options	—	1,058,134	—
Restricted stock	—	342,943	—
ESPP	—	13,539	—
Weighted average shares - diluted	60,204,862	59,906,602	46,506,540

Net (loss) income per share - basic	$(0.55)	$0.01	$(0.39)
Net (loss) income per share - diluted	$(0.55)	$0.01	$(0.39)

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net income (loss) per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Outstanding stock options	6,915,330	4,704,194	4,248,193
Non-vested restricted stock units	1,462,932	974,404	767,271
Stock purchase warrants	29,796	29,796	29,796
	8,408,058	5,708,394	5,045,260

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.clearsidebio.com. The Audit Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

Fourth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783) filed with the Commission on August 12, 2022).

10.15	#

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

10.22	##w

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

Second Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of September 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.27

Second Amendment to the License Agreement, by and between the Registrant and Bausch + Lomb Ireland Limited (as assignee of Bausch Health Ireland Limited), dated as of September 27, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.28	##w

Purchase and Sale Agreement, by and among Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Collateral Management, LLC (in its capacity as agent for Purchaser), dated as of August 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2022).

10.29	*	First Amendment to Office Lease Agreement, by and between the Registrant and Radiant-North Point Properties, LLLP, dated as of November 1, 2022.

10.30	##*	First Amendment to Option and License Agreement, by and between the Registrant and REGENXBIO, Inc., dated as of January 14, 2023.

10.31	+

Consulting Agreement, by and between the Registrant and Thomas Ciulla, dated as of February 17, 2023 (incorporated herein by reference to Exhibit 10.1 to the (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on February 21, 2023).

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

##

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

w

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 14, 2023		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Lasezkay and Charles A. Deignan, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Clearside Biomedical, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2023

/s/ William D. Humphries William D. Humphries	Director	March 14, 2023

/s/ Richard Croarkin Richard Croarkin	Director	March 14, 2023

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 14, 2023

/s/ Nancy J. Hutson Nancy J. Hutson	Director	March 14, 2023

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 14, 2023

/s/Clay B. Thorp Clay B. Thorp	Director	March 14, 2023

/s/Benjamin R. Yerxa Benjamin R. Yerxa	Director	March 14, 2023