Form 10-Q
period 2023-03-31
Clearside Biomedical, Inc.
filed 2023-05-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 61,666,130 shares of common stock, $0.001 par value per share, outstanding.

Page
PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,419	$48,258
Prepaid expenses	762	704
Other current assets	386	439
Total current assets	42,567	49,401
Property and equipment, net	1,041	755
Operating lease right-of-use asset	1,057	1,117
Other assets	30	30
Total assets	$44,695	$51,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,594	$1,050
Accrued liabilities	2,754	4,179
Current portion of operating lease liabilities	356	349
Deferred revenue	280	205
Total current liabilities	4,984	5,783
Liability related to the sales of future royalties, net	36,144	33,977
Operating lease liabilities	867	936
Total liabilities	41,995	40,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 61,364,299 and 60,639,827 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	61	61
Additional paid-in capital	300,357	298,984
Accumulated deficit	(297,718)	(288,438)
Total stockholders’ equity	2,700	10,607
Total liabilities and stockholders’ equity	$44,695	$51,303

See accompanying notes to the consolidated financial statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
License and other revenue	$4	$347
Operating expenses:
Research and development	4,451	4,536
General and administrative	3,158	3,457
Total operating expenses	7,609	7,993
Loss from operations	(7,605)	(7,646)
Other income	492	2
Non-cash interest expense on liability related to the sales of future royalties	(2,167)	—
Net loss	$(9,280)	$(7,644)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.13)
Weighted average shares outstanding — basic and diluted	61,169,486	60,064,209

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common shares under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common shares under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	$61	$300,357	$(297,718)	$2,700

	Three Months Ended March 31, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	$60	$294,778	$(263,135)	$31,703

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(9,280)	$(7,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	2,167	—
Depreciation	15	46
Share-based compensation expense	1,041	1,307
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(165)	10,689
Other assets and liabilities	(2)	(39)
Accounts payable and accrued liabilities	(1,067)	(686)
Deferred revenue	75	198
Net cash (used in) provided by operating activities	(7,216)	3,871
Investing activities
Acquisition of property and equipment	(115)	—
Net cash used in investing activities	(115)	—
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	295	—
Proceeds from exercise of stock options	—	3
Proceeds from shares issued under employee stock purchase plan	37	62
Net cash provided by financing activities	332	65
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,999)	3,936
Cash, cash equivalents and restricted cash, beginning of period	48,418	30,696
Cash, cash equivalents and restricted cash, end of period	$41,419	$34,632
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	186	—

Reconciliation of cash, cash equivalents and restricted cash:

	March 31,
	2023	2022
Cash and cash equivalents	$41,419	$34,372
Restricted cash	—	260
Cash, cash equivalents and restricted cash at end of period	$41,419	$34,632

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

Liquidity

The Company had cash and cash equivalents of $41.4 million as of March 31, 2023.

During the three months ended March 31, 2023, the Company sold 214,128 shares of its common stock for net proceeds of $0.3 million under its at-the-market agreement with Cowen and Company, LLC (the “ATM Agreement”). Subsequent to March 31, 2023, the Company sold an additional 301,831 shares of its common stock pursuant to the ATM Agreement for net proceeds of $0.4 million.

On August 8, 2022, the Company through its wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company (“Royalty Sub”), entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with entities managed by HealthCare Royalty Management, LLC (“HCR”) pursuant to which it sold its rights to receive royalty and milestone payments due to the Company from XIPERE and certain SCS Microinjector license agreements subject to a cap which may be increased under certain circumstances. The Company received a payment of $32.1 million in September 2022, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million.

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

Based on its cash and cash equivalents and its current plans and forecasted expenses, the Company expects that it will be able to fund its planned operating expenses and capital expenditure requirements beyond 12 months from the filing date of May 12, 2023. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2023 are not indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	343	343
Computer equipment	3	20	13
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		821	527
Total property and equipment		1,909	1,608
Less: Accumulated depreciation		(868)	(853)
Property and equipment, net		$1,041	$755

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development	$1,757	$1,817
Accrued employee costs	571	1,837
Accrued professional fees	233	49
Accrued expense	193	476
	$2,754	$4,179

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through Royalty Sub, entered into the Purchase and Sale Agreement with HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”) and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Royalty purchase and sale agreement balance at December 31, 2022	$33,977
Non-cash interest expense	2,167
Balance at March 31, 2023	$36,144

Effective interest rate	26.5%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2023 and December 31, 2022, there were 61,364,299 and 60,639,827 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 3.5 years as of March 31, 2023.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$311	$402
General and administrative	396	514
Total	$707	$916

The following table summarizes the activity related to stock options during the three months ended March 31, 2023:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2022	6,915,330	$3.58
Granted	2,340,750	1.48
Forfeited	(324,421)	2.25
Options outstanding at March 31, 2023	8,931,659	3.08

Options exercisable at December 31, 2022	4,223,931	4.22

Options exercisable at March 31, 2023	4,745,519	4.03

As of March 31, 2023, the Company had $5.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$169	$197
General and administrative	161	186
Total	$330	$383

The following table summarizes the activity related to RSUs during the three months ended March 31, 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2022	1,462,932	$3.04
Vested	(471,390)	3.09
Forfeited	(92,501)	3.22
Non-vested RSUs outstanding at March 31, 2023	899,041	3.00

As of March 31, 2023, the Company had $2.4 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 2.08 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3	$5
General and administrative	1	3
Total	$4	$8

During the three months ended March 31, 2023, the Company issued 38,954 shares of common stock purchased under the 2016 ESPP.

9. Commitments and Contingencies

Lease Commitment Summary

In November 2022, the Company signed an amended office lease agreement to lease approximately 14,000 square feet of office space in Alpharetta, Georgia for its corporate headquarters. The amended office lease agreement is for a four year term with a renewal option for an additional 38 months. Rental payments are $30,747 per month subject to an increase of 3% per year. Rent expense under this lease is recognized on a straight-line basis over the term of the lease. In addition, the office lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises.

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

10. License and Other Agreements

Bausch + Lomb

On October 22, 2019, the Company entered into a License Agreement (as amended, the "Bausch License Agreement") with Bausch + Lomb (“Bausch”). Pursuant to the Bausch License Agreement, the Company has granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using the Company’s proprietary SCS Microinjector (the “Device”), as well as specified other steroids, corticosteroids and NSAIDs in combination with the Device (together with XIPERE, the “Products”), subject to specified exceptions, in the United States and Canada (the “Territory”) for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid the Company an aggregate of $20.0 million in upfront and milestone payments. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to the consolidated financial statements.

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

Pursuant to the Arctic License Agreement, Arctic Vision paid the Company an aggregate of $8.0 million in upfront and milestone payments. In addition, Arctic Vision has agreed to pay the Company up to $24.0 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to the consolidated financial statements.

In August 2021, the Company entered into an amendment to the Arctic License Agreement to expand the territories covered by the license to include India and the ASEAN Countries (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam). In September 2021, the Company entered into a second amendment to the Arctic Vision License Agreement to expand the Arctic Territory to include Australia and New Zealand. The Company received an aggregate of $3.0 million in consideration for the expansion of the Arctic Territory.

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement.

11. Fair Value Measurements

The Company’s material financial instruments at March 31, 2023 and December 31, 2022 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of liability related to the sales of future royalties approximates the carrying value due to the short period of time that has elapsed from the origination date and the absence of any identifiable factors that would be reasonably expected to materially impact the fair value of the liability.

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023 and the year ended December 31, 2022.

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

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	8,931,659	7,050,541
Non-vested restricted stock units	899,041	1,590,476
Stock purchase warrants	29,796	29,796
	9,860,496	8,670,813

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2022 appearing in our Annual Report on Form 10-K filed with the SEC on March 14, 2023.

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.XIPERE commercialization rights are licensed to Bausch + Lomb in the U.S. and Arctic Vision in Asia.

Clinical Development Pipeline

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the TKI axitinib for suprachoroidal injection delivered via our SCS Microinjector. We are developing CLS-AX for administration to the SCS as a long-acting therapy for neovascular age related macular degeneration (wet AMD), a retinal degenerative disease that causes a progressive loss of central vision.

On February 2, 2023, we announced the final, positive results from the OASIS Phase 1/2a clinical trial in wet AMD. CLS-AX was well-tolerated and demonstrated a favorable safety profile across all cohorts. The full extension data for Cohorts 3 and 4 showed promising durability and signs of biologic effect.

Based on the results from the OASIS trial, we are planning to conduct a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. We expect to open enrollment in the second quarter of 2023, with data expected in the third quarter of 2024.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space.

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

Royalty Purchase and Sale Agreement

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement, or the Purchase and Sale Agreement, with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura, or the Aura License Agreement, the REGENXBIO Option and License Agreement and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, or the Royalties, in exchange for up to $65 million. In connection with this transaction, we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO Option and License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which we were entitled, net of certain of HCR's transaction-related expenses which we agreed to reimburse. An additional $12.5 million was deposited by HCR in an escrow account to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone achieved no later than March 31, 2024. The terms of the Purchase and Sale Agreement also provide for an additional $20.0 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales, or the Second Milestone Event.

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2023, we had an accumulated deficit of $297.7 million. We recorded net losses of $9.3 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in the remainder of 2023 as a result of our Phase 2b clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

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

The following table shows our research and development expenses by program for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022
XIPERE (uveitis program)	$28	$120
CLS-AX (wet AMD program)	1,359	1,108
Total	1,387	1,228
Unallocated	3,064	3,308
Total research and development expense	$4,451	$4,536

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

Other Income

Other income consists of the accrued interest and interest income earned on our cash and cash equivalents. Interest income is not considered significant to our financial statements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2023.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Period-to-Period
	2023	2022	Change
	(in thousands)
License and other revenue	$4	$347	$(343)
Operating expenses:
Research and development	4,451	4,536	(85)
General and administrative	3,158	3,457	(299)
Total operating expenses	7,609	7,993	(384)
Loss from operations	(7,605)	(7,646)	41
Other income	492	2	490
Non-cash interest expense on liability related to the sales of future royalties	(2,167)	—	(2,167)
Net loss	$(9,280)	$(7,644)	$(1,636)

Revenue. In the three months ended March 31, 2023 and 2022, we recognized $4,000 and $0.3 million, respectively, of revenue associated with our license agreements.

Research and development. Research and development expense decreased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2023. This decrease was due to a $0.4 million research and development tax credit received in the current period. This is partially offset by a $0.3 million increase in costs related to the CLS-AX program, which includes the final costs for our OASIS Phase 1/2a clinical trial and OASIS extension study, and the startup costs for ODYSSEY, our Phase 2b clinical trial.

General and administrative. General and administrative expenses decreased by $0.3 million, from $3.5 million for the three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023. This was primarily attributable to a $0.3 million decrease in consulting fees and a $0.2 million decrease in employee related costs and is offset by a $0.3 million increase in professional fees.

Other income. Other income for the three months ended March 31, 2023 and 2022 was comprised of interest income from cash and cash equivalents. The increase is due to the higher interest rates earned on our cash and cash equivalents.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the three months ended March 31, 2023 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2023, we had cash and cash equivalents of $41.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2023, our funds were held in cash and money market funds.

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

During the three months ended March 31, 2023, we sold 214,128 shares of our common stock for net proceeds of $0.3 million under its at-the-market agreement with Cowen and Company, LLC, or the ATM Agreement. Subsequent to March 31, 2023, we sold an additional 301,831 shares of our common stock pursuant to the ATM Agreement for net proceeds of $0.4 million.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM Agreement subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic conditions, such as inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditure requirements beyond 12 months from the filing date of May 12, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(7,216)	$3,871
Investing activities	(115)	—
Financing activities	332	65
Net change in cash and cash equivalents	$(6,999)	$3,936

During the three months ended March 31, 2023, our operating activities used net cash of $7.2 million and during the three months ended March 31, 2022 our operating activities provided net cash of $3.9 million. The net cash used in operating activities for the three months ended March 31, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. The net cash provided for the three months ended March 31, 2022 was primarily due to the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE offset by research and development expenses related to the preclinical and clinical programs and general and administrative expenses.

During the three months ended March 31, 2023, our investing activities used net cash of $0.1 million and consisted of the acquisition of property and equipment.

During the three months ended March 31, 2023 and 2022 our net cash provided by financing activities was $0.3 million and $65,000, respectively. The cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of $0.3 million of net proceeds from the sale of shares of our common stock under the ATM Agreement. The cash provided by financing activities for the three months ended March 31, 2022 consisted of stock option exercises and the sale of common shares under an employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023. There have been no material changes to the risk factors described in that report.

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

10.1##

First Amendment to Option and License Agreement, by and between the Registrant and REGENXBIO, Inc., dated as of January 14, 2023 (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 14, 2023).

10.2

Consulting Agreement, by and between the Registrant and Thomas Ciulla, dated as of February 17, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37783), filed with the Commission on February 21, 2023).

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

Clearside Biomedical, Inc.

Date: May 12, 2023	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)