Form 10-Q
period 2023-06-30
Clearside Biomedical, Inc.
filed 2023-08-14
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 62,030,494 shares of common stock, $0.001 par value per share, outstanding.

Page
PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,005	$48,258
Accounts receivable	255	—
Prepaid expenses	542	704
Other current assets	305	439
Total current assets	36,107	49,401
Property and equipment, net	2,052	755
Operating lease right-of-use asset	996	1,117
Other assets	30	30
Total assets	$39,185	$51,303
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,886	$1,050
Accrued liabilities	2,674	4,179
Current portion of operating lease liabilities	359	349
Deferred revenue	355	205
Total current liabilities	5,274	5,783
Liability related to the sales of future royalties, net	38,088	33,977
Operating lease liabilities	796	936
Total liabilities	44,158	40,696
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 61,717,445 and 60,639,827 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	62	61
Additional paid-in capital	301,789	298,984
Accumulated deficit	(306,824)	(288,438)
Total stockholders’ (deficit) equity	(4,973)	10,607
Total liabilities and stockholders’ (deficit) equity	$39,185	$51,303

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License and other revenue	$1,018	$384	$1,022	$731
Operating expenses:
Cost of goods sold	213	—	213	—
Research and development	4,948	5,430	9,399	9,966
General and administrative	3,127	2,791	6,285	6,248
Total operating expenses	8,288	8,221	15,897	16,214
Loss from operations	(7,270)	(7,837)	(14,875)	(15,483)
Other income	458	24	950	26
Non-cash interest expense on liability related to the sales of future royalties	(2,294)	—	(4,461)	—
Net loss	$(9,106)	$(7,813)	$(18,386)	$(15,457)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.13)	$(0.30)	$(0.26)
Weighted average shares outstanding — basic and diluted	61,654,520	60,150,348	61,413,343	60,107,517

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common shares under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common shares under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	$61	$300,357	$(297,718)	$2,700
Issuance of common shares under at-the-market sales agreement	328,147	1	361	—	362
Exercise of stock options	24,999	—	10	—	10
Share-based compensation expense	—	—	1,061	—	1,061
Net loss	—	—	—	(9,106)	(9,106)
Balance at June 30, 2023	61,717,445	$62	$301,789	$(306,824)	$(4,973)

	Six Months Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	$60	$294,778	$(263,135)	$31,703
Exercise of stock options	2,824	—	4	—	4
Share-based compensation expense	—	—	1,354	—	1,354
Net loss	—	—	—	(7,813)	(7,813)
Balance at June 30, 2022	60,150,442	$60	$296,136	$(270,948)	$25,248

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(18,386)	$(15,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	4,461	—
Depreciation	31	84
Share-based compensation expense	2,102	2,661
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(119)	10,477
Other assets and liabilities	(9)	(82)
Accounts payable and accrued liabilities	(785)	745
Deferred revenue	150	—
Net cash used in operating activities	(12,555)	(1,572)
Investing activities
Acquisition of property and equipment	(1,212)	—
Net cash used in investing activities	(1,212)	—
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	657	—
Payments to royalty purchase and sale agreement	(350)	—
Proceeds from exercise of stock options	10	7
Proceeds from shares issued under employee stock purchase plan	37	62
Net cash provided by financing activities	354	69
Net decrease in cash, cash equivalents and restricted cash	(13,413)	(1,503)
Cash, cash equivalents and restricted cash, beginning of period	48,418	30,696
Cash, cash equivalents and restricted cash, end of period	$35,005	$29,193
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$116	$—

Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2023	2022
Cash and cash equivalents	$35,005	$29,033
Restricted cash	—	160
Cash, cash equivalents and restricted cash at end of period	$35,005	$29,193

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

Liquidity

The Company had cash and cash equivalents of $35.0 million as of June 30, 2023.

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the" ATM Agreement"). The Company sold 515,959 shares of its common stock for net proceeds of $0.7 million under its ATM Agreement with Cowen and Company, LLC during the six months ended June 30, 2023, prior to the termination of the ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the six months ended June 30, 2023, the Company sold 26,316 shares of its common stock for net proceeds of $32,000 under the Sales Agreement. Subsequent to June 30, 2023, the Company sold an additional 283,894 shares of its common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, August 14, 2023, will enable it to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2024. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2023 are not indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	343	343
Computer equipment	3	20	13
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		1,848	527
Total property and equipment		2,936	1,608
Less: Accumulated depreciation		(884)	(853)
Property and equipment, net		$2,052	$755

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development	$1,215	$1,817
Accrued employee costs	970	1,837
Accrued professional fees	167	49
Accrued expense	322	476
	$2,674	$4,179

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Royalty purchase and sale agreement balance at December 31, 2022	$33,977
Payments	(350)
Non-cash interest expense	4,461
Balance at June 30, 2023	$38,088

Effective interest rate	29.1%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2023 and December 31, 2022, there were 61,717,445 and 60,639,827 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 3.25 years as of June 30, 2023.

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

Share-based compensation expense for options granted under the 2011 Plan and the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$295	$413	$606	$814
General and administrative	437	540	833	1,054
Total	$732	$953	$1,439	$1,868

The following table summarizes the activity related to stock options during the six months ended June 30, 2023:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2022	6,915,330	$3.58
Granted	2,550,750	1.47
Exercised	(24,999)	0.40
Forfeited	(335,547)	2.23
Options outstanding at June 30, 2023	9,105,534	3.05

Options exercisable at December 31, 2022	4,223,931	4.22

Options exercisable at June 30, 2023	5,204,602	3.88

As of June 30, 2023, the Company had $5.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$163	$197	$332	$304
General and administrative	163	186	324	348
Total	$326	$383	$656	$652

The following table summarizes the activity related to RSUs during the six months ended June 30, 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2022	1,462,932	$3.04
Vested	(471,390)	3.09
Forfeited	(95,876)	3.18
Non-vested RSUs outstanding at June 30, 2023	895,666	3.01

As of June 30, 2023, the Company had $2.1 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2	$5	$5	$10
General and administrative	1	3	2	6
Total	$3	$8	$7	$16

During the six months ended June 30, 2023, the Company issued 38,954 shares of common stock purchased under the 2016 ESPP.

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

11. Fair Value Measurements

The Company’s material financial instruments at June 30, 2023 and December 31, 2022 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of liability related to the sales of future royalties approximates the carrying value due to the short period of time that has elapsed from the origination date and the absence of any identifiable factors that would be reasonably expected to materially impact the fair value of the liability.

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2023 and the year ended December 31, 2022.

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

	Six Months Ended June 30,
	2023	2022
Outstanding stock options	9,105,534	7,471,217
Non-vested restricted stock units	895,666	1,590,476
Stock purchase warrants	29,796	29,796
	10,030,996	9,091,489

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis. XIPERE commercialization rights are licensed to Bausch + Lomb in the U.S. and Arctic Vision in Asia.

Clinical Development Pipeline

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the TKI axitinib for suprachoroidal injection delivered via our SCS Microinjector. We are developing CLS-AX for administration to the SCS as a long-acting therapy for neovascular age-related macular degeneration (wet AMD), a retinal degenerative disease that causes a progressive loss of central vision.

In February 2023, we announced the final, positive results from the OASIS Phase 1/2a clinical trial in wet AMD. CLS-AX was well-tolerated and demonstrated a favorable safety profile across all cohorts. The full extension data for Cohorts 3 and 4 showed promising durability and signs of biologic effect.

Based on the results from the OASIS trial, we are conducting a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. ODYSSEY will compare CLS-AX suprachoroidal injection and aflibercept intravitreal injection over 36 weeks and is expected to have 60 total participants with a 2:1 randomization. The primary outcome measure is a mean change in best corrected visual acuity from baseline to week 36. The secondary outcome measures are changes in visual function and ocular anatomy, need for supplemental treatment and treatment burden as measured by total injections over the trial duration. We began enrolling participants in May 2023 and randomized our first participants in July 2023. As of August 14, 2023, we have nearly all of our planned 30 sites open to enroll participants in the trial. We expect to report topline data in the third quarter of 2024.

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

In July 2023, Arctic Vision announced the acceptance in Australia of its new drug application for suprachoroidal use of Arcatus® (known as XIPERE in the U.S.) for the treatment of uveitic macular edema.

ISO Certification

We have received the International Organization for Standardization (ISO) Certification EN ISO 13485:2016 for “The design, development, and manufacture of sterile piston syringes, needles, and associated accessories for the area of ophthalmology.” The certificate is available on our website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of June 30, 2023, we had an accumulated deficit of $306.8 million. We recorded net losses of $9.1 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively, and net losses of $18.4 million and $15.5 million for the six months ended June 30, 2023 and 2022, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

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

The following table shows our research and development expenses by program for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
XIPERE (uveitis program)	$48	$77	$71	$198
CLS-AX (wet AMD program)	1,977	1,671	3,337	2,779
Total	2,025	1,748	3,408	2,977
Unallocated	2,923	3,682	5,991	6,989
Total research and development expense	$4,948	$5,430	$9,399	$9,966

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2023.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Period-to-Period
	2023	2022	Change
	(in thousands)
License and other revenue	$1,018	$384	$634
Operating expenses:
Cost of goods sold	213	—	213
Research and development	4,948	5,430	(482)
General and administrative	3,127	2,791	336
Total operating expenses	8,288	8,221	67
Loss from operations	(7,270)	(7,837)	567
Other income	458	24	434
Non-cash interest expense on liability related to the sales of future royalties	(2,294)	—	(2,294)
Net loss	$(9,106)	$(7,813)	$(1,293)

Revenue. In the three months ended June 30, 2023 and 2022, we recognized $1.0 million and $0.4 million, respectively, of revenue associated with our license agreements, which includes revenue for the sales of our SCS microinjector kits to our licensees.

Cost of goods sold. For the three months ended June 30, 2023, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense decreased by $0.5 million from $5.4 million for the three months ended June 30, 2022 to $4.9 million for the three months ended June 30, 2023. This is due to a $0.2 million decrease in employee related costs, a $0.2 million decrease in recruiting costs and a $0.6 million decrease in costs related to our other preclinical programs. This is partially offset by a $0.5 million increase in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial and the final costs for our OASIS Phase 1/2a clinical trial and OASIS extension study.

General and administrative. General and administrative expenses increased by $0.3 million, from $2.8 million for the three months ended June 30, 2022 to $3.1 million for the three months ended June 30, 2023. This was primarily attributable to a $0.4 million increase in professional fees, partially offset by a $0.2 million decrease in employee related costs.

Other income. Other income for the three months ended June 30, 2023 and 2022 was comprised of interest income from cash and cash equivalents. The increase is due to the higher interest rates earned on our cash and cash equivalents.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related the sales of future royalties for the three months ended June 30, 2023 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Period-to-Period
	2023	2022	Change
	(in thousands)
License and other revenue	$1,022	$731	$291
Operating expenses:
Cost of goods sold	213	—	213
Research and development	9,399	9,966	(567)
General and administrative	6,285	6,248	37
Total operating expenses	15,897	16,214	(317)
Loss from operations	(14,875)	(15,483)	608
Other income	950	26	924
Non-cash interest expense on liability related to the sales of future royalties	(4,461)	—	(4,461)
Net loss	$(18,386)	$(15,457)	$(2,929)

Revenue. In the six months ended June 30, 2023 and 2022, we recognized $1.0 million and $0.7 million, respectively, of revenue associated with our license agreements, which includes revenue for the sales of our SCS microinjector kits to our licensees.

Cost of goods sold. For the six months ended June 30, 2023, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense decreased by $0.6 million, from $10.0 million for the six months ended June 30, 2022 to $9.4 million for the six months ended June 30, 2023. This decrease was due to a $0.4 million research and development tax credit received in the current period, a $0.6 million decrease in costs related to our other preclinical programs, a $0.2 million decrease in recruiting costs and a $0.1 million decrease in lab supplies. This is partially offset by a $0.6 million increase in costs related to the CLS-AX program, which includes the final costs for our OASIS Phase 1/2a clinical trial and OASIS extension study, and the startup costs for ODYSSEY, our Phase 2b clinical trial.

General and administrative. General and administrative expenses were $6.3 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. There was an increase of $0.6 million in professional fees, offset by a decrease of $0.4 million in employee related costs and a decrease of $0.1 million for insurance costs.

Other income. Other income for the six months ended June 30, 2023 and 2022 was comprised of interest income from cash and cash equivalents. The increase is due to the higher interest rates earned on our cash and cash equivalents.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties for the six months ended June 30, 2023 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of June 30, 2023, we had cash and cash equivalents of $35.0 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2023, our funds were held in cash and money market funds.

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). During the six months ended June 30, 2023, prior to the termination of the ATM Agreement, we sold 515,959 shares of its common stock for net proceeds of $0.7 million under the ATM Agreement.

In May 2023,we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the six months ended June 30, 2023, we sold 26,316 shares of our common stock for net proceeds of $32,000 under the Sales Agreement. Subsequent to June 30, 2023, we sold an additional 283,894 shares of our common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, August 14, 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(12,555)	$(1,572)
Investing activities	(1,212)	—
Financing activities	354	69
Net change in cash and cash equivalents	$(13,413)	$(1,503)

During the six months ended June 30, 2023 and 2022, our operating activities used net cash of $12.6 million and $1.6 million, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to research and development expenses related to the preclinical and clinical programs and general and administrative expenses offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE.

During the six months ended June 30, 2023, our investing activities used net cash of $1.2 million and consisted of the acquisition of property and equipment.

During the six months ended June 30, 2023 and 2022 our net cash provided by financing activities was $0.4 million and $69,000, respectively. The cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of $0.7 million of net proceeds from the sale of shares of our common stock under the ATM Agreement and the Sales Agreement partially offset by a payment of $0.4 million related to the Purchase and Sale agreement. The cash provided by financing activities for the six months ended June 30, 2022 consisted of stock option exercises and the sale of common shares under an employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023. Except as set forth below, there have been no material changes to the risk factors described in that report.

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

10.1

Controlled Equity OfferingSM Agreement, dated May 12, 2023, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37783), filed with the SEC on May 12, 2023).

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

Clearside Biomedical, Inc.

Date: August 14, 2023	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)