Form 10-Q
period 2023-09-30
Clearside Biomedical, Inc.
filed 2023-11-13
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 62,408,866 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,802	$48,258
Accounts receivable	882	91
Prepaid expenses	1,117	704
Other current assets	14	348
Total current assets	30,815	49,401
Property and equipment, net	2,642	755
Operating lease right-of-use asset	933	1,117
Other assets	30	30
Total assets	$34,420	$51,303
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,867	$1,050
Accrued liabilities	3,606	4,179
Current portion of operating lease liabilities	362	349
Deferred revenue	—	205
Total current liabilities	5,835	5,783
Liability related to the sales of future royalties, net	40,710	33,977
Operating lease liabilities	724	936
Total liabilities	47,269	40,696
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 62,107,311 and 60,639,827 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	62	61
Additional paid-in capital	303,180	298,984
Accumulated deficit	(316,091)	(288,438)
Total stockholders’ (deficit) equity	(12,849)	10,607
Total liabilities and stockholders’ (deficit) equity	$34,420	$51,303

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License and other revenue	$859	$266	$1,881	$997
Operating expenses:
Cost of goods sold	142	—	355	—
Research and development	5,134	4,637	14,533	14,603
General and administrative	2,637	2,353	8,922	8,601
Total operating expenses	7,913	6,990	23,810	23,204
Loss from operations	(7,054)	(6,724)	(21,929)	(22,207)
Other income	409	194	1,359	220
Non-cash interest expense on liability related to the sales of future royalties	(2,622)	(1,297)	(7,083)	(1,297)
Net loss	$(9,267)	$(7,827)	$(27,653)	$(23,284)
Net loss per share of common stock — basic and diluted	$(0.15)	$(0.13)	$(0.45)	$(0.39)
Weighted average shares outstanding — basic and diluted	61,983,987	60,188,541	61,605,648	60,134,821

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common shares under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common shares under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	61	300,357	(297,718)	2,700
Issuance of common shares under at-the-market sales agreement	328,147	1	361	—	362
Exercise of stock options	24,999	—	10	—	10
Share-based compensation expense	—	—	1,061	—	1,061
Net loss	—	—	—	(9,106)	(9,106)
Balance at June 30, 2023	61,717,445	62	301,789	(306,824)	(4,973)
Issuance of common shares under at-the-market sales agreement	303,894	—	266	—	266
Exercise of stock options	56,817	—	23	—	23
Issuance of common shares under employee stock purchase plan	29,155	—	28	—	28
Share-based compensation expense	—	—	1,074	—	1,074
Net loss	—	—	—	(9,267)	(9,267)
Balance at September 30, 2023	62,107,311	$62	$303,180	$(316,091)	$(12,849)

	Nine Months Ended September 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Exercise of stock options	22,727	—	3	—	3
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Issuance of common shares under employee stock purchase plan	26,630	—	62	—	62
Share-based compensation expense	—	—	1,307	—	1,307
Net loss	—	—	—	(7,644)	(7,644)
Balance at March 31, 2022	60,147,618	60	294,778	(263,135)	31,703
Exercise of stock options	2,824	—	4	—	4
Share-based compensation expense	—	—	1,354	—	1,354
Net loss	—	—	—	(7,813)	(7,813)
Balance at June 30, 2022	60,150,442	60	296,136	(270,948)	25,248
Issuance of common shares under employee stock purchase plan	40,289	—	51	—	51
Share-based compensation expense	—	—	1,074	—	1,074
Net loss	—	—	—	(7,827)	(7,827)
Balance at September 30, 2022	60,190,731	$60	$297,261	$(278,775)	$18,546

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(27,653)	$(23,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	7,083	1,297
Depreciation	47	123
Share-based compensation expense	3,176	3,735
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,030)	9,952
Other assets and liabilities	(15)	(125)
Accounts payable and accrued liabilities	(33)	431
Deferred revenue	(205)	113
Net cash used in operating activities	(18,630)	(7,758)
Investing activities
Acquisition of property and equipment	(1,657)	(155)
Net cash used in investing activities	(1,657)	(155)
Financing activities
Proceeds from at-the-market sales agreement, net of issuance costs	923	—
Proceeds from royalty purchase and sale agreement, net of $1.9 million of issuance costs	—	30,638
Payments to royalty purchase and sale agreement	(350)	—
Proceeds from exercise of stock options	33	7
Proceeds from shares issued under employee stock purchase plan	65	113
Net cash provided by financing activities	671	30,758
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,616)	22,845
Cash, cash equivalents and restricted cash, beginning of period	48,418	30,696
Cash, cash equivalents and restricted cash, end of period	$28,802	$53,541
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$277	$—

Reconciliation of cash, cash equivalents and restricted cash:

	September 30,
	2023	2022
Cash and cash equivalents	$28,802	$53,381
Restricted cash	—	160
Cash, cash equivalents and restricted cash at end of period	$28,802	$53,541

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

Liquidity

The Company had cash and cash equivalents of $28.8 million as of September 30, 2023.

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). The Company sold 515,959 shares of its common stock for net proceeds of $0.7 million under its ATM Agreement with Cowen and Company, LLC during the six months ended June 30, 2023, prior to the termination of the ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the nine months ended September 30, 2023, the Company sold 330,210 shares of its common stock for net proceeds of $0.4 million under the Sales Agreement. Subsequent to September 30, 2023, the Company sold an additional 301,555 shares of its common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

In August 2022, the Company through its wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company (“Royalty Sub”), entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with entities managed by HealthCare Royalty Management, LLC (“HCR”) pursuant to which it sold its rights to receive royalty and milestone payments due to the Company from XIPERE and certain SCS Microinjector license agreements subject to a cap which may be increased under certain circumstances. The Company received a payment of $32.1 million in September 2022, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, November 13, 2023, and assuming the receipt of the $5.0 million upfront payment that the Company is entitled to receive from BioCryst Pharmaceuticals, Inc. (as described in Note 13), will enable the Company to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2024. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications are not material and have no effect on the previously reported consolidated financial statements and related disclosures. The results for the three and nine months ended September 30, 2023 are not indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s primary revenue arrangements are license agreements, which typically include upfront payments, regulatory and commercial milestone payments and royalties based on future product sales. The arrangements may also include payments for the Company’s SCS Microinjector devices as well as payments for assistance and oversight of the customer’s use of the Company’s technology. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks using data such as patient enrollment, pass-through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the financial statements as prepaid or accrued expense.

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

Compensation cost related to shares purchased through the Company’s employee stock purchase plan, which is considered compensatory, is based on the estimated fair value of the shares on the offering date, including consideration of the discount and the look-back period. The Company estimates the fair value of the shares using a Black-Scholes option pricing model. Compensation expense is recognized over the six-month withholding period prior to the purchase date.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	343	343
Computer equipment	3	20	13
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		2,454	527
Total property and equipment		3,542	1,608
Less: Accumulated depreciation		(900)	(853)
Property and equipment, net		$2,642	$755

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development	$1,553	$1,817
Accrued employee costs	1,309	1,837
Accrued professional fees	41	49
Accrued expense	703	476
	$3,606	$4,179

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Royalty purchase and sale agreement balance at December 31, 2022	$33,977
Payments	(350)
Non-cash interest expense	7,083
Balance at September 30, 2023	$40,710

Effective interest rate	23.3%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2023 and December 31, 2022, there were 62,107,311 and 60,639,827 shares of common stock outstanding, respectively.

7. Stock Purchase Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity and had a weighted average remaining life of 3.0 years as of September 30, 2023.

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$308	$431	$914	$1,245
General and administrative	460	327	1,293	1,381
Total	$768	$758	$2,207	$2,626

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the nine months ended September 30, 2023:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2022	6,915,330	$3.58
Granted	3,684,750	1.28
Exercised	(81,816)	0.40
Forfeited	(402,190)	2.19
Options outstanding at September 30, 2023	10,116,074	2.82

Options exercisable at December 31, 2022	4,223,931	4.22

Options exercisable at September 30, 2023	5,366,708	3.87

As of September 30, 2023, the Company had $5.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$143	$186	$475	$592
General and administrative	160	123	484	494
Total	$303	$309	$959	$1,086

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2022	1,462,932	$3.04
Vested	(471,390)	3.09
Forfeited	(122,364)	3.12
Non-vested RSUs outstanding at September 30, 2023	869,178	3.75

As of September 30, 2023, the Company had $1.7 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3	$5	$8	$15
General and administrative	—	2	2	8
Total	$3	$7	$10	$23

During the nine months ended September 30, 2023, the Company issued 68,109 shares of common stock purchased under the 2016 ESPP.

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

Arctic Vision (Hong Kong) Limited

On March 10, 2020, the Company entered into a License Agreement (the “Arctic License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”). Pursuant to the Arctic License Agreement, the Company has granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea (the “Arctic Territory”). Under the terms of the Arctic License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonable efforts to pursue the development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, upon receipt of the Company’s consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

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

11. Fair Value Measurements

The Company’s material financial instruments at September 30, 2023 and December 31, 2022 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of liability related to the sales of future royalties approximates the carrying value due to the short period of time that has elapsed from the origination date and the absence of any identifiable factors that would be reasonably expected to materially impact the fair value of the liability.

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

	Nine Months Ended September 30,
	2023	2022
Outstanding stock options	10,116,074	7,218,605
Non-vested restricted stock units	869,178	1,462,932
Stock purchase warrants	29,796	29,796
	11,015,048	8,711,333

13. Subsequent Event

On November 1, 2023, the Company, entered into a license agreement (the “License Agreement”) with BioCryst Pharmaceuticals, Inc. (“BioCryst”) pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema (“DME”).

The Company will receive an upfront license fee of $5.0 million in connection with signing of the License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances.

BioCryst will be responsible for all development, regulatory and commercialization activities for avoralstat. The Company is responsible for supplying SCS Microinjectors to meet BioCryst’s reasonable needs.

The License Agreement, unless earlier terminated, will expire (a) on a country-by-country basis upon the expiration of the royalty term in such country or (b) in its entirety upon the expiration of all payment obligations of BioCryst under the License Agreement in all countries pursuant to clause (a). Each party has the right terminate the License Agreement (i) upon a material breach of the License Agreement by the other party, subject to a specified cure period and specified exceptions, or (ii) if the other party encounters bankruptcy or insolvency. The Company may terminate the License Agreement if BioCryst or any of its sublicensees (a “Sublicensee”) commences a legal action challenging the validity, enforceability or scope of any of the licensed patents, provided that with respect to any such action initiated by a Sublicensee (a “Sublicensee Action), the Company may terminate the License Agreement if the Sublicensee Action is not terminated within a specified period of time following BioCryst’s receipt of written notice from the Company or if BioCryst does not terminate the applicable sublicense, in each case within a specified period of time. BioCryst may terminate the License Agreement (i) immediately upon written notice to the Company if, after exercising commercially reasonable efforts, BioCryst determines in good faith that it is not advisable to continue development or commercialization of avoralstat as a result of a material safety issue and (ii) in its entirety or in part on a country-by-country basis, for any or no reason, upon prior written notice to the Company, provided that in the event of such a termination, BioCryst shall not, for a period of two years from the date of such a termination, initiate in the territory subject to the termination a Phase 3 clinical trial in which avoralstat is administered to the suprachoroidal space using a device other than the SCS Microinjector.

The Chair of the Board of Directors of BioCryst also serves on the Company’s Board of Directors. No amounts related to the License Agreement were recorded in these interim consolidated financial statements.

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the chart below:

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the FDA in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis. XIPERE commercialization rights are licensed to Bausch + Lomb in the United States and Canada and Arctic Vision in Asia.

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

Based on the results from the OASIS trial, we are conducting a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. ODYSSEY will compare CLS-AX suprachoroidal injection and aflibercept intravitreal injection over 36 weeks and is expected to have 60 total participants with a 2:1 randomization. The primary outcome measure is a mean change in best corrected visual acuity from baseline to week 36. The secondary outcome measures are changes in visual function and ocular anatomy, need for supplemental treatment and treatment burden as measured by total injections over the trial duration. We began enrolling participants in May 2023 and randomized our first participants in July 2023. On October 31, 2023, we completed the recruitment of participants. We expect that the final participant will be randomized to the CLS-AX treatment of the aflibercept comparator arm by the middle of December 2023 and that we will report topline data in the third quarter of 2024.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space.

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch Health, Arctic Vision, REGENXBIO, Inc., Aura Biosciences and BioCryst Pharmaceuticals, Inc.

In July 2023, Arctic Vision announced the acceptance in Australia of its new drug application for suprachoroidal use of Arcatus® (known as XIPERE in the United States) for the treatment of uveitic macular edema.

ISO and EC Certifications

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

We have received European Community (EC) Certification for the SCS Microinjector from our Notified Body, Intertek Medical Notified Body, AB. The Certificate of Conformance with the Medical Device Regulation 2017/745, Annex IV was issued July 21, 2023, with the Intended Purpose of the SCS Microinjector as "delivery of triamcinolone acetonide injectable suspension, 40 mg/mL to the suprachoroidal space of the eye".

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have not generated any revenue, other than license and other revenue, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of September 30, 2023, we had an accumulated deficit of $316.1 million. We recorded net losses of $9.3 million and $7.8 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $27.7 million and $23.3 million for the nine months ended September 30, 2023 and 2022, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete the development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in the remainder of 2023 as a result of our Phase 2b clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to discover, research and develop additional product candidates and regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

Components of Operating Results

License and Other Revenue

We have not generated any revenue from the sale of XIPERE and we do not expect to generate any other product revenue unless or until we obtain regulatory approval for and commercialize our other product candidates, either on our own or with a third party. The revenue received under the Bausch license agreement, as well as other certain payments from our licensees, will be recorded as non-cash revenue until we have fulfilled our obligations under the Purchase and Sale Agreement. Our revenue in recent years has been generated primarily from our license agreements. We are seeking to enter into additional licenses and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

We expense research and development costs to operations as incurred. These costs include preclinical activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself. In addition, there are expenses related to clinical trials and similar activities for each program, including costs associated with CROs. Clinical costs are recognized based on the terms of underlying agreements, as well as an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and additional information provided to us by our vendors about their actual costs occurred. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct preclinical costs or clinical costs and are separately classified as unallocated.

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
XIPERE (uveitis program)	$10	$118	$86	$315
CLS-AX (wet AMD program)	2,810	1,529	6,146	4,308
Total	2,820	1,647	6,232	4,623
Unallocated	2,314	2,990	8,301	9,980
Total research and development expense	$5,134	$4,637	$14,533	$14,603

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2023.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Period-to-Period
	2023	2022	Change
	(in thousands)
License and other revenue	$859	$266	$593
Operating expenses:
Cost of goods sold	142	—	142
Research and development	5,134	4,637	497
General and administrative	2,637	2,353	284
Total operating expenses	7,913	6,990	923
Loss from operations	(7,054)	(6,724)	(330)
Other income	409	194	215
Non-cash interest expense on liability related to the sales of future royalties	(2,622)	(1,297)	(1,325)
Net loss	$(9,267)	$(7,827)	$(1,440)

License and other revenue. In the three months ended September 30, 2023 and 2022, we recognized $0.9 million and $0.3 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. For the three months ended September 30, 2023, we recognized $0.1 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense increased by $0.5 million from $4.6 million for the three months ended September 30, 2022 to $5.1 million for the three months ended September 30, 2023. This increase was primarily due to a $1.3 million increase in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial. This was partially offset by a $0.4 million decrease for a research and development tax credit received in the current period and a $0.2 million decrease in costs related to our other preclinical programs.

General and administrative. General and administrative expenses increased by $0.3 million, from $2.4 million for the three months ended September 30, 2022 to $2.6 million for the three months ended September 30, 2023. This was primarily attributable to a $0.2 million increase in employee-related costs and $0.1 million increase in professional fees.

Other income. Other income for the three months ended September 30, 2023 and 2022 was comprised of interest income from cash and cash equivalents. The increase is due to the higher interest rates earned on our cash and cash equivalents.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties for the three months ended September 30, 2023 and 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Period-to-Period
	2023	2022	Change
	(in thousands)
License and other revenue	$1,881	$997	$884
Operating expenses:
Cost of goods sold	355	—	355
Research and development	14,533	14,603	(70)
General and administrative	8,922	8,601	321
Total operating expenses	23,810	23,204	606
Loss from operations	(21,929)	(22,207)	278
Other income	1,359	220	1,139
Non-cash interest expense on liability related to the sales of future royalties	(7,083)	(1,297)	(5,786)
Net loss	$(27,653)	$(23,284)	$(4,369)

License and other revenue. In the nine months ended September 30, 2023 and 2022, we recognized $1.9 million and $1.0 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. For the nine months ended September 30, 2023, we recognized $0.4 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense was $14.5 million and $14.6 million for the nine months ended September 30, 2023 and 2022, respectively. There was a $1.8 million increase in costs related to the CLS-AX program, which includes the final costs for our OASIS Phase 1/2a clinical trial and OASIS extension study, and the startup costs for ODYSSEY, our Phase 2b clinical trial. This was offset by a $0.8 million decrease due to a research and development tax credit received in the current period and a $0.8 million decrease in costs related to our other preclinical programs.

General and administrative. General and administrative expenses increased by $0.3 million, from $8.6 million for the nine months ended September 30, 2022 to $8.9 million for the nine months ended September 30, 2023. This was due to a $0.8 million increase in professional fees, partially offset by a $0.2 million decrease in employee-related costs and a $0.2 million decrease for insurance costs.

Other income. Other income for the nine months ended September 30, 2023 and 2022 was comprised of interest income from cash and cash equivalents. The increase is due to the higher interest rates earned on our cash and cash equivalents.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties for the nine months ended September 30, 2023 and 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of September 30, 2023, we had cash and cash equivalents of $28.8 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2023, our funds were held in cash and money market funds.

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). During the six months ended June 30, 2023, prior to the termination of the ATM Agreement, we sold 515,959 shares of its common stock for net proceeds of $0.7 million under the ATM Agreement.

In May 2023,we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the nine months ended September 30, 2023, we sold 330,210 shares of our common stock for net proceeds of $0.4 million under the Sales Agreement. Subsequent to September 30, 2023, we sold an additional 301,555 shares of our common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, November 13, 2023, and assuming receipt of the $5.0 million upfront payment that we are entitled to receive from BioCryst, will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete the clinical development of CLS-AX.

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

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(18,630)	$(7,758)
Investing activities	(1,657)	(155)
Financing activities	671	30,758
Net change in cash and cash equivalents	$(19,616)	$22,845

During the nine months ended September 30, 2023 and 2022, our operating activities used net cash of $18.6 million and $7.8 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. The net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to research and development expenses related to the preclinical and clinical programs and general and administrative expenses offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE.

During the nine months ended September 30, 2023 and 2022, our investing activities used net cash of $1.7 million and $0.2 million, respectively, and consisted of the acquisition of property and equipment.

During the nine months ended September 30, 2023 and 2022 our net cash provided by financing activities was $0.7 million and $30.8 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of $0.9 million of net proceeds from the sale of shares of our common stock under the ATM Agreement and the Sales Agreement partially offset by a payment of $0.4 million related to the Purchase and Sale agreement. The cash provided by financing activities for the nine months ended September 30, 2022 primarily consisted of $30.6 million of proceeds received from the Purchase and Sale Agreement, net of issuance costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

We have incurred recurring losses from operations since inception which, raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

If we fail to maintain compliance with the listing requirements of the Nasdaq Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the Nasdaq Global Market. To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million.

On September 27, 2023, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market, as the minimum bid price of our listed securities was less than $1.00 per share for the previous 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 25, 2024, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, our minimum bid price of listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by transferring to the Nasdaq Capital Market. To qualify, we would need to submit a Transfer Application and a $5,000 application fee. In addition, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would need to provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. As part of its review process, the Nasdaq staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Nasdaq staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a Transfer Application or make the required representation, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Market, or, if transferred, on the Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets. Any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Clearside Biomedical, Inc.

Date: November 13, 2023	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)