Form 10-K
period 2023-12-31
Clearside Biomedical, Inc.
filed 2024-03-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $1.12 as reported on the Nasdaq Global Market on that date was approximately $64,000,000.

As of March 5, 2024, the registrant had 74,721,139 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed (no later than 120 days after December 31, 2023) pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
our ability to obtain funding for our future operations;
•
our estimates regarding future revenue, expenses and needs for additional financing;
•
our future capital requirements and sources and uses of cash;
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
•
the timing and amount of milestone and royalty payments we are required to make or that we may receive under our license agreements;
•
the clinical utility of our product candidates;
•
our or our partners’ ability to obtain and maintain regulatory approval of our product candidates in any of the indications for which we or our partners plan to develop them, and any related restrictions, limitations or warnings in the label of an approved product;
•
our manufacturing capabilities and strategy;
•
our intellectual property position;
•
our plans to enter into and maintain collaborations with other companies;
•
our ability to identify additional product candidates with significant commercial potential that are compatible with suprachoroidal injection and which are consistent with our commercial objectives;
•
our ability to maintain compliance with the continued listing standards of the Nasdaq Global Market;
•
the duration, severity and impact on our operations and clinical trials of geopolitical and macroeconomic events; and
•
our estimates regarding our cash resources, our future expenses and needs for additional financing.

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

We are leveraging our SCS injection platform by building an internal research and development pipeline targeting retinal diseases and by creating external collaborations with other companies. We are developing our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection technology. Our first product, XIPERE (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.

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

On January 1, 2024, a permanent Category 1 Current Procedural Terminology, or CPT, code was granted for the suprachoroidal injection of pharmacologic agents. We believe the Category 1 code may facilitate better access, insurance coverage and adoption of the suprachoroidal injection procedure.

Our extensive patent portfolio provides us with the right to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our intellectual property portfolio consists of 28 issued U.S. patents and more than 80 European and international patents broadly directed to the use of the SCS Microinjector, administration of any drug into the SCS by injection, as well as XIPERE and our product candidates.

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

Our SCS Microinjector has been used in thousands of suprachoroidal injections in our clinical trials and the clinical trials of our partners. It has been commercially accepted by retinal physicians following the launch of XIPERE in the United States by Bausch + Lomb with over 1,200 retinal physicians trained to date. Suprachoroidal injections using our SCS Microinjector have demonstrated a clinical safety profile comparable to intravitreal injections.

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

Our most advanced clinical development product candidate is a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. We have completed OASIS, a Phase 1/2a clinical trial in patients with neovascular age-related macular degeneration, commonly referred to as wet AMD. In December 2023, we completed the randomization of participants for ODYSSEY, our Phase 2b clinical trial of CLS-AX. We expect to report topline data from the ODYSSEY trial in the third quarter of 2024.

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the TKI axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients as a potential longer duration maintenance therapy alongside other anti-VEGF therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

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

In the four OASIS cohorts we enrolled a total of 27 participants. All participants were highly treatment-experienced wet AMD participants with active disease at screening. These four cohorts allowed us to collect more CLS-AX patient data to help guide our selection of the most appropriate dosing protocol for ODYSSEY, our Phase 2b clinical trial of CLS-AX for the treatment of wet AMD.

Participants in Cohorts 2, 3, and 4 who elected to participate in an extension study were followed for an additional 3 months. In November 2022, we reported positive results that included final three-month data from Cohorts 3 and 4, and interim data from the extension study. CLS-AX demonstrated a positive safety profile in all four cohorts. There were no serious adverse events and no treatment emergent adverse events related to aflibercept, CLS-AX, or the suprachoroidal injection procedure. There were also no dose limiting toxicities. There were no adverse events related to inflammation, vasculitis or vascular occlusion, and there were no vitreous “floaters” or dispersion of CLS-AX into the vitreous.

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

On February 2, 2023, we announced positive results from the completed OASIS extension study.

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

In Cohorts 3 and 4 of the extension study, CLS-AX showed signs of biologic effect with stable mean BCVA and stable mean CST to the six-month timepoint. On OCT images, anatomical signs of TKI biologic effect were observed in anti-VEGF treatment experienced sub-responders.

ODYSSEY Phase 2b Clinical Trial

Based on the results from the OASIS trial, we are conducting a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. ODYSSEY will compare CLS-AX suprachoroidal injection and aflibercept intravitreal injection over 36 weeks and is expected to have 60 total participants with a 2:1 randomization. The primary outcome measure is a mean change in best corrected visual acuity from baseline to week 36. The secondary outcome measures are changes in visual function and ocular anatomy, need for supplemental treatment and treatment burden as measured by total injections over the trial duration. We began enrolling participants in May 2023 and randomized our first participants in July 2023. In October 2023 we completed the recruitment of participants. The final participant was randomized to the CLS-AX treatment of the aflibercept comparator arm in December 2023. We expect to report topline data in the third quarter of 2024.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases. This work often entails developing a suspension formulation for delivery into the suprachoroidal space via our SCS Microinjector. Suprachoroidal delivery of a new suspension could provide targeting, compartmentalization and durability advantages over topical or intravitreal delivery, similar to what we have observed with XIPERE and CLS-AX. Once a formulation is confirmed, we proceed with conducting non-human studies until enough data is collected to warrant submitting an IND for such a product candidate.

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

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch + Lomb, Arctic Vision, REGENXBIO, Inc., Aura Biosciences, Inc. and BioCryst Pharmaceuticals, Inc. As discussed below in “—Royalty Purchase and Sale Agreement”, we are obligated to pay HealthCare Royalty Management, LLC, or HCR, any such royalties or milestone payments until we have satisfied our obligations under the Purchase and Sale Agreement.

License agreement for commercialization of XIPERE in United States and Canada

On October 22, 2019, we entered into a License Agreement with Bausch + Lomb or, as amended, the Bausch License Agreement. Pursuant to the Bausch License Agreement, we granted an exclusive license to Bausch to develop, manufacture, distribute, promote, market and commercialize XIPERE using our SCS Microinjector, as well as specified other steroids, corticosteroids and NSAIDs in combination with the SCS Microinjector, or together with XIPERE, the Products, subject to specified exceptions, in the United States and Canada, or the Territory, for the treatment of ophthalmology indications, including non-infectious uveitis.

Pursuant to the Bausch License Agreement, Bausch paid us an upfront payment of $5.0 million in October 2019. In October 2021, the FDA approved XIPERE, and we received $5.0 million from Bausch as a result of the approval. In January 2022, we received an additional payment of $10.0 million related to the completion of pre-launch activities for XIPERE. In addition, Bausch agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, we will also be entitled to receive tiered royalties at increasing percentages from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, as well as a lower royalty on annual net sales of other products, in each case subject to reductions in specified circumstances. However, we will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

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

License agreement for commercialization of XIPERE in China, Hong Kong, Macau, Taiwan and South Korea, India, ASEAN Countries, Australia and New Zealand

On March 10, 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision. Pursuant to the Arctic Vision License Agreement, we granted an exclusive license to Arctic Vision to develop, distribute, promote, market and commercialize XIPERE, subject to specified exceptions, in China, Hong Kong, Macau, Taiwan and South Korea, or the Arctic Territory. Under the terms of the Arctic Vision License Agreement, neither party may commercialize XIPERE in the other party’s territory. Arctic Vision has agreed to use commercially reasonably efforts to pursue development and commercialization of XIPERE for indications associated with uveitis in the Arctic Territory. In addition, with our consent, Arctic Vision will have the right, but not the obligation, to develop and commercialize XIPERE for additional indications in the Arctic Territory.

In March 2022, Arctic Vision announced dosing of the first patient in a Phase 1 clinical trial of ARVN011 in China for the treatment of diabetic macular edema. In July 2023, Arctic Vision announced the formal acceptance in Australia of its new drug application for suprachoroidal use of ARVN001 for the treatment of uveitic macular edema. In October 2023, Arctic Vision completed enrollment in its Phase 3 randomized, double-blind, placebo-controlled clinical trial in China for suprachoroidal use of ARVN001 for the treatment of uveitic macular edema. Arctic Vision has branded ARVN001 as Arcatus.

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

The Arctic Vision License Agreement will expire upon the expiration of the last-to-expire royalty term. Arctic Vision may terminate the Arctic Vision License Agreement for convenience upon 45 days’ notice if before regulatory approval in the Arctic Territory or 90 days’ notice if after regulatory approval in the Arctic Territory. In addition, we can terminate the Arctic Vision License Agreement if Arctic Vision commences a legal action challenging the validity, enforceability or scope of the licensed patents. Both parties may terminate the Arctic Vision License Agreement (i) upon a material breach of the Arctic Vision License Agreement, subject to a specified cure period, or (ii) if the other party enters bankruptcy. Upon termination, all licenses and other rights granted to Arctic Vision pursuant to the Arctic Vision License Agreement would revert to us. If Arctic Vision exercises its termination right for convenience or if the Arctic Vision License Agreement terminates as a result of Arctic Vision’s material breach or bankruptcy, Arctic Vision will assign and transfer all regulatory approvals, related documents and trademarks (with respect to trademarks, only those specific to) pertaining to XIPERE in the Arctic Territory to us. If Arctic Vision terminates the Arctic Vision License Agreement as a result of material breach by us or our bankruptcy after regulatory approval of XIPERE in the Arctic Territory, we are obligated to pay Arctic Vision royalties equal to a low-single digit percentage of net sales of XIPERE in the Arctic Territory.

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

In October 2019, REGENXBIO exercised the Option and paid us an option fee equal to $2.0 million less $0.5 million received under a prior technology access agreement. Under the license agreement, REGENXBIO paid us $3.0 million in connection with a development milestone and agreed to additional payments to us of up to an aggregate of $31.0 million upon the achievement of specified development milestones and up to $102.0 million in sales-based milestone payments, as well as mid-single digit royalties on net sales of products using the SCS Microinjector during the royalty term. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

REGENXBIO will be responsible for all development, regulatory and commercialization activities for their gene therapy product candidates. We will be responsible for supplying the SCS Microinjector in support of REGENXBIO’s preclinical studies, clinical studies and commercial use.

REGENXBIO is currently conducting two multi-center, open-label, randomized, controlled, dose-escalation Phase 2 clinical trials evaluating the efficacy, safety and tolerability of suprachoroidal delivery of ABBV-RGX-314 using our SCS Microinjector technology: (1) a Phase 2 trial entitled AAVIATE for the treatment of wet AMD; and (2) a second Phase 2 trial entitled ALTITUDE for the treatment of diabetic retinopathy, or DR. In November 2023, REGENXBIO presented data from the ALTITUDE trial showing that, at one year, dose level 2 in non-proliferative DR patients prevented disease progression as measured by the Early Treatment Diabetic Retinopathy Study-Diabetic Retinopathy Severity Scale. In January 2024, REGENXBIO presented data from the AAVIATE trial demonstrating that, at six months, patients treated with ABBV-RGX-314 continue to demonstrate stable vision and retinal anatomy while a meaningful reduction in anti-VEGF treatment burden was observed. REGENXBIO expects to provide program updates for the ALTITUDE trial in the second quarter of this year and for the AAVIATE trial in mid-2024.

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

Aura Biosciences, Inc.

On July 9, 2019, we entered into a worldwide licensing agreement with Aura Biosciences, Inc., or Aura, for the use of our SCS Microinjector to deliver Aura’s proprietary drug candidates into the SCS for the potential treatment of certain ocular cancers, including choroidal melanoma. Our SCS Microinjector may offer a non-surgical alternative to intravitreal delivery of Aura’s oncology drug candidates, and we believe suprachoroidal administration may further enhance the value proposition of choroidal melanoma by potentially improving safety and expanding access. Pursuant to the licensing agreement, we have received an aggregate of $1.6 million in connection with upfront license fees and development milestones. We are eligible to receive up to an additional $19.5 million in payments related to pre-specified development and regulatory milestones, as well as low to mid-single digit royalties on net sales that utilize the SCS Microinjector. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

Aura is utilizing our SCS Microinjector to deliver their viral like drug conjugate, bel-sar, for the treatment of choroidal melanoma. In November 2023, Aura reported positive clinical safety and efficacy updates from its ongoing Phase 2 clinical trial with suprachoroidal administration. The results, with 90% of patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6 and who match the criteria for the planned global Phase 3 trial, showed a tumor control rate of 80% and the visual acuity preservation rate was 90%. In December 2023, Aura announced the first patient dosed in CoMpass, their global Phase 3 clinical trial.

BioCryst Pharmaceuticals, Inc.

On November 1, 2023, we entered into a license agreement, or the BioCryst License Agreement, with BioCryst Pharmaceuticals, Inc., or BioCryst, pursuant to which we granted BioCryst an exclusive, worldwide and sublicensable license to our SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema, or DME.

We received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, we are eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay us tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described below in "—Royalty Purchase and Sale Agreement."

BioCryst will be responsible for all development, regulatory and commercialization activities for avoralstat. We are responsible for supplying SCS Microinjectors to meet BioCryst’s reasonable needs.

The BioCryst License Agreement, unless earlier terminated, will expire (a) on a country-by-country basis upon the expiration of the royalty term in such country or (b) in its entirety upon the expiration of all payment obligations of BioCryst under the BioCryst License Agreement in all countries pursuant to clause (a). Each party has the right terminate the BioCryst License Agreement (i) upon a material breach of the BioCryst License Agreement by the other party, subject to a specified cure period and specified exceptions, or (ii) if the other party encounters bankruptcy or insolvency. We may terminate the BioCryst License Agreement if BioCryst or any of its sublicensees, or a Sublicensee commences a legal action challenging the validity, enforceability or scope of any of the licensed patents, provided that with respect to any such action initiated by a Sublicensee, or Sublicensee Action, we may terminate the BioCryst License Agreement if the Sublicensee Action is not terminated within a specified period of time following BioCryst’s receipt of written notice from us or if BioCryst does not terminate the applicable sublicense, in each case within a specified period of time. BioCryst may terminate the BioCryst License Agreement (i) immediately upon written notice to us if, after exercising commercially reasonable efforts, BioCryst determines in good faith that it is not advisable to continue development or commercialization of avoralstat as a result of a material safety issue and (ii) in its entirety or in part on a country-by-country basis, for any or no reason, upon prior written notice to us, provided that in the event of such a termination, BioCryst shall not, for a period of two years from the date of such a termination, initiate in the territory subject to the termination a Phase 3 clinical trial in which avoralstat is administered to the suprachoroidal space using a device other than the SCS Microinjector.

Royalty Purchase and Sale Agreement

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement, or the Purchase and Sale Agreement, with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between us and Aura Biosciences, Inc., or the Aura License Agreement, the REGENXBIO Option and License Agreement and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, or the Royalties, in exchange for up to $65 million. In connection with this transaction, we assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO Option and License Agreement, our license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which we were entitled, net of certain of HCR's transaction-related expenses which we agreed to reimburse. An additional $12.5 million was deposited by HCR in an escrow account which, was released to HCR pursuant to the Letter Agreement described below. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales, or the Second Milestone Event.

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

On December 22, 2023, we, through Royalty Sub, entered into a letter agreement, or the Letter Agreement, with HCR and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC), or Agent, amending the Purchase and Sale Agreement. Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the $12.5 million milestone payment which was deposited in an escrow account, or the First Milestone Payment, in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent.

Manufacturing

We do not own any manufacturing facilities. We utilize contract manufacturing organizations, or CMOs, to formulate and produce our drug candidates and to produce our SCS Microinjector. We procure active pharmaceutical ingredients for our drugs from third-party suppliers. We expect to continue to utilize third-party manufacturers to produce quantities of our drug candidates and the SCS Microinjector.

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

Commercialization

We have entered into exclusive license agreements for the commercialization and development of XIPERE with Bausch + Lomb in the United States and Canada and with Arctic Vision in China, Hong Kong, Macau, Taiwan, South Korea, India, the ASEAN Countries, Australia and New Zealand. We may enter into distribution or licensing arrangements for commercialization rights for other regions. We have also entered into an exclusive license agreement for the use of our SCS Microinjector with BioCryst. If any of our future product candidates, including CLS-AX, are approved by the applicable regulatory authorities, we may either commercialize those product candidates ourselves or through license or collaboration agreements with third parties.

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

XIPERE faces competition from other commercially available forms of TA and other topical, injectable and implantable corticosteroids, although none are approved for the indication of macular edema associated with uveitis. Bristol-Myers Squibb markets TA, under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, but it is not indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bio-erodible, extended-release implant that delivers the corticosteroid and dexamethasone, and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to retinal vein occlusion, or RVO, in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of diabetic macular edema, or DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Alimera, respectively, and are approved in the United States for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. In addition, Oxular is developing OXU-001 which is dexamethasone delivered via the Oxulumis suprachoroidal device for the treatment of DME. It is possible physicians may use OXU-001 off label to treat macular edema associated with uveitis once approved.

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

In addition to Genentech’s products, Regeneron’s anti-VEGF product, Eylea 2 mg and 8 mg and Novartis’ product, Beovu, also present potential competition for CLS-AX in both the United States and Europe. Eylea is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy and DME in the United States and for the treatment of wet AMD, RVO and DME in the European Union.

Additional future competition may emerge from biosimilar anti-VEGF products as they are approved and enter the market.

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics and Eyepoint are companies currently investigating TKIs for ocular use in late-stage clinical trials. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

REGENXBIO, Adverum, and 4D Molecular Therapeutics are currently conducting mid to late-stage clinical trials with various ocular gene therapies for the treatment of wet AMD. These gene-based treatments could potentially compete with CLS-AX due to their potential to be long-acting treatments.

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Oxular Limited and Everads both have developed competing products and are in various stages of early-stage clinical development.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 28 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 21 patent applications pending in the United States, 88 issued foreign patents, 2 pending international PCT applications and 39 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license 8 issued U.S. patents, 4 pending U.S. applications, and 23 of the issued foreign patents in major international markets, each relating to devices or methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire, if issued, between 2027 and 2042, without taking into account possible patent term adjustments or extensions.

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

License agreement with Emory and Georgia Tech

We have entered into a license agreement, or the Georgia Tech License Agreement, with Emory University, or Emory, and the Georgia Tech Research Corporation, or GTRC and together with Emory, the Licensor, under which we received a worldwide exclusive license to specified patents relating to methods and devices for drug delivery using a microinjector. The field of the license covers all ophthalmic uses of the microinjector for mammals and birds. Under this license agreement, we have agreed to direct all prosecution of intellectual property to the licensors’ patent counsel and have agreed to pay for all intellectual property expenses associated with the licensed patents.

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

On January 31, 2024, or the Amendment Execution Date, we and the Licensor entered into an amendment, or the Amendment, to the Georgia Tech License Agreement.

Pursuant to the Amendment, the parties agreed to reduce the Sublicense Percentage (as defined in the Georgia Tech License Agreement) from a low double digit percentage to a high single digit percentage that we will pay the Licensor applicable to any fees or payments paid to us by any Sublicensee (as defined in the Georgia Tech License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Georgia Tech License Agreement), on or after July 1, 2023, excluding (i) amounts paid to us by a Sublicensee to reimburse us for certain research and development costs pursuant to a written agreement between us and such Sublicensee, (ii) the value of intellectual property transferred or granted to us if necessary or helpful to the development or commercialization of Licensed Products (as defined in the License Agreement) and (iii) amounts paid for shares of our stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by us of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by us from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025.

In addition, the parties agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $250,000 for 2023 through 2025, $350,000 for 2026, $400,000 for 2027 and $500,000 for 2028. We paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

The remaining terms of the Georgia Tech License Agreement, including the low single digit royalty rate paid to the Licensor by us on sales of Licensed Products, were unchanged by the Amendment.

We are solely responsible for the development and commercialization of products related to the licensed patients. We are obligated to provide Emory and GTRC a written report detailing our activities related to the development and commercialization of products twice a year.

Royalties are calculated based on net sales of products covered by a patent licensed under the agreement and are due on each such product sold as long as the patent covering that particular product is valid and unexpired. Unless otherwise terminated pursuant to its termination provisions, the Georgia Tech License Agreement will expire upon the expiration of the last to expire of the licensed patents. We have the right to terminate the Georgia Tech License Agreement at any time upon 60 days’ written notice to Emory and GTRC. Emory and GTRC may also terminate the Georgia Tech License Agreement in the event of a material breach by us. The Georgia Tech License Agreement will immediately terminate if we challenge the validity or enforceability of any of the licensed patents in a court or other governmental agency of competent jurisdiction.

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, two registered trademarks in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, five registered and one pending application in Canada, five registered trademarks, one pending and one unfiled trademarks in China, six registered trademarks in the European Union, two registered trademarks in each of India and New Zealand, one registered trademarks in Japan, three registered, one pending and two unfiled applications in Israel, eight registered trademarks and one pending in Mexico, four registered and three pending applications in South Africa, six registered trademarks and four pending applications in the United States and six registered trademarks in the United Kingdom. We also have three international registrations: the first with registered protection in the European Union, India, Japan, New Zealand, Korea and Singapore; the second with registered protection in Australia, China, European Union, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, and Singapore; and the third with extensions of protection pending in Australia, Brazil, Canada, Japan and Mexico.

Government regulation

In the United States, the FDA regulates drug and device products under the Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. This includes combination products where a drug and a device are used together.

In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research, has primary jurisdiction over the premarket development, review and approval of our product candidates.

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

•
preclinical laboratory tests and animal tests conducted under good laboratory practice;
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

Review of application

Once an NDA has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 10 months from the date of submission for drugs that are not new molecular entities, such as our product candidates. The review process can be expedited if priority review is granted. In such a case, the FDA review period is only 6 months. Alternatively, the FDA review process can be extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and may also inspect clinical trial sites for integrity of the data supporting safety and efficacy. The device component of our products will also be subject to review as part of the NDA review process and its manufacturers subject to inspection for compliance with device cGMPs embodied in the Quality System Regulation, or QSR. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. The FDA will issue either an approval of the NDA or a complete response letter, or CRL, detailing the deficiencies and information required for reconsideration of the application.

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

Additionally, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

Coverage and reimbursement

The physicians who use XIPERE and our other product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual third-party payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. In November 2023, AMA assigned XIPERE the Category 1 CPT code 67516. We believe the Category 1 code may facilitate better access and adoption of XIPERE and the suprachoroidal injection method.

Our strategy will include efforts to engage third-party payors to establish coverage, coding and reimbursement that will facilitate access to XIPERE and our product candidates and the SCS injection procedure as we expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the procedures during which XIPERE and our product candidates are administered and for the drugs themselves. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and adequate reimbursement from third-party payors for the procedures to administer XIPERE and our product candidates or for XIPERE and the product candidates themselves, or adverse changes in third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. Failure to obtain favorable coverage policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for XIPERE and any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit-based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Under both Advanced Alternative Payment Models, or APMs, and Merit-based Incentive Payment System, or MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. In addition, beginning on January 1, 2023, certain manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Refunds will be based on the discarded volume above 10% of the total allowed amount, except in unique circumstances as determined by CMS. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent amendments, will remain in effect until 2032. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2023, we had 30 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred a net loss of $32.5 million and $32.9 million, respectively, in 2023 and 2022. We expect to incur significant expenses and operating losses over the next several years. Our financial results may fluctuate significantly from quarter to quarter and year to year.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. However, we will need to obtain substantial additional funding in connection with our continuing operations beyond the third quarter of 2025, including additional funding to complete clinical development of CLS-AX. Our future capital requirements will depend on many factors, including:

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
•
the amount of revenue, if any, received pursuant to our license and collaboration agreements;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. For example, in February 2024, we completed a registered direct offering of 11,111,111 shares of common stock and accompanying warrants to purchase 11,111,111 shares of common stock for gross proceeds of approximately $15.0 million, before deducting placement agent fees and estimated offering expenses. We do not currently have any committed external source of funds, although as described in this report we have also entered into an at-the-market sales facility that allows us to sell shares of our common stock at prevailing market prices and on specified terms, depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In August 2022, we, through Royalty Sub, entered into the Purchase and Sale Agreement, with HCR pursuant to which we sold our rights to royalty and milestone payments due to us from XIPERE and certain license agreements related to our SCS Microinjector, or the Royalties, subject to a cap of 2.5 times the total purchase price paid by HCR under the Purchase and Sale Agreement, which cap can be increased to 3.4 times under certain circumstances. Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.5 million, less certain expenses. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

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

In connection with the Purchase and Sale Agreement, we also entered into a Pledge and Security Agreement with HCR. The Pledge and Security Agreement contains various representations, warranties and covenants, and includes a limited recourse guaranty of Royalty Sub’s obligations under the Purchase and Sale Agreement which is secured by the pledge in favor of HCR all of the capital stock of Royalty Sub. HCR is entitled to foreclose on the capital stock of Royalty Sub following the occurrence of certain remedies events, including, without limitation, a bankruptcy of us, our failure of to perform our obligations under the Contribution and Servicing Agreement or in the event of a change of control of us, any failure to make the payment required under Section 2.3 of the Purchase and Sale Agreement within the time period required thereunder. Such foreclosure, if it were to occur, could have a material adverse effect on our financial condition as HCR, by virtue of owning Royalty Sub, would own the Royalties and the Contributed Assets.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the conflicts in Ukraine and the Middle East, or other macroeconomic conditions.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. In 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military hostilities in Russia, Ukraine and the Middle East have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our or our partners’ business. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly or more dilutive or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including clinical trials costs and labor and employee benefit costs.

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

For example, our ODYSSEY trial was delayed due to the issuance by FDA of draft guidance, requiring us to reassess our original protocol design and we subsequently decided to amend the protocol to have aflibercept as the comparator drug.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate. In addition, in some cases, the FDA could issue a clinical hold to stop the study.

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

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Alcon’s injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, although it is not indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Alimera, respectively, and are approved in the United Sates for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.

CLS-AX faces competition with anti-VEGF drugs, the current standard of care for RVO and wet AMD, as well as other drug candidates in development for ocular use for the treatment of wet AMD, such as other TKI’s. Axitinib, also known by its brand name Inlyta, is not currently approved for an ocular indication but is approved by the FDA and marketed by Pfizer for the treatment of advanced renal cell carcinoma. Genentech has several products which serve as competitors in this space, including anti-VEGF agents Lucentis, Avastin, and Susvimo. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug routinely used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases. Susvimo, an ocular implant that releases ranibizumab over time, received approval from the FDA in October 2021 for the treatment of wet AMD in patients who have previously responded to anti-VEGF therapy. Additionally, Genentech’s product, Vabysmo (faricimab-svoa), an intravitreal injection which blocks two disease pathways, including (Ang-2) and vascular endothelial growth factor-A (VEGF-A), received approval in January 2022 for the treatment of wet AMD and diabetic macular edema. In addition to Genentech’s products, Regeneron’s anti-VEGF product, Eylea 2 mg and 8 mg and Novartis’ product, Beovu, also present potential competition for CLS-AX in both the United States and Europe. Eylea is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy and DME in the United States and for the treatment of wet AMD, RVO and DME in the European Union. Novartis’ Beovu was approved in 2019 for the treatment of wet AMD in the United States and in 2020 in Europe.

Ocular drug candidates being investigated for treatment of wet AMD may also represent potential competition for CLS-AX. Ocular Therapeutics and Eyepoint are companies currently investigating TKIs for ocular use in late-stage clinical trials. We expect other established companies will seek to develop new products in the ocular space with the goal of superior efficacy and duration over the current standard of care.

REGENXBIO, Adverum, and 4D Molecular Therapeutics are currently conducting mid to late-stage clinical trials with various ocular gene therapies for the treatment of wet AMD. These gene-based treatments could potentially compete with CLS-AX due to their potential to be long acting treatments.

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Oxular Limited and Everads both have developed competing products and are in various stages of early-stage clinical development

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA or our competitors establishing a strong market position before we or our collaborators are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. For some of the indications that we are pursuing, drugs used off-label, such as Kenalog and Avastin, serve as cheaper alternatives to our product candidates. Their lower prices could result in significant pricing pressure, even if our product candidates are otherwise viewed as a preferable therapy. Additional drugs may become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

XIPERE and our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

Our and our collaborators’ ability to commercialize XIPERE and any of our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for XIPERE and our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our drugs may be difficult. We or our collaborators may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize XIPERE and any other product candidates for which marketing approval is obtained.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D program and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs, including drugs currently on the market used by physicians to treat the clinical indications for which we are currently seeking FDA approval and likely XIPERE and our other product candidates, if approved. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business.

Further, from time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because we expect that customers who use XIPERE and our other product candidates, if approved, will be separately reimbursed for the procedure administering our products, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

We believe that physicians who use XIPERE and our other product candidates, if approved, may be reimbursed by third-party payors for both the suprachoroidal injection using our SCS Microinjector and for the drug itself. On July 1, 2016, the American Medical Association, or AMA, approved a new Category III Current Procedural Terminology, or CPT, code for the suprachoroidal injection of pharmacologic agents. Category III codes are a set of temporary codes maintained by the AMA for emerging technology, services and procedures. Payment for these services or procedures are based on the coverage policies of individual payors, including private insurers and government-funded programs, like Medicare, and Medicare administrative contractors. CPT code 0465T became effective on January 1, 2017. In November 2023, AMA assigned XIPERE the Category 1 CPT code 67516. We believe the Category 1 code may facilitate better access and adoption of XIPERE and the suprachoroidal injection method. Additionally, there is no guarantee that these billing codes or the payment amounts, if any, associated with such codes will be sufficient to successfully commercialize any approved product and, even if adequate payment amounts are obtained, they could change in the future.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in XIPERE and one or more product candidates, even if our other product candidates obtain marketing approval.

There can be no assurance that XIPERE and our other product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell XIPERE and our other product candidates profitably if they are approved for sale.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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
•
foreign data privacy regulations, such as the General Data Protection Regulation (2016/679), or GDPR, which applies to identified or identifiable personal data in electronic or paper form. Under the GDPR, fines of up to €20.0 million or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects, including a private right of action. Also under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions. Other such foreign data privacy obligations include the EU GDPR as it forms part of United Kingdom, or UK, law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR; and
•
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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

The Affordable Care Act among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our stock price has been and may continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors, including potentially worsening economic conditions, inflation and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

The issuance of additional stock and other equity-linked securities in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, we, among other things, issued warrants to purchase 11,111,111 shares of common stock to certain investors in a registered direct offering. As of March 5, 2024, we had outstanding warrants to purchase an aggregate of 11,111,111 shares of common stock. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On September 27, 2023, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until March 25, 2024, to regain compliance with Nasdaq’s bid price requirement. On December 12, 2023, as a result of our common stock trading over $1.00 for 10 consecutive business days, we received a notice from the Nasdaq Listing Qualifications Office indicating that we regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1).

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

General Risk Factors

If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, process, collect, receive, store, process, generate, use, transfer, disclose, and share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

Our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on whom we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect and threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

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

As of December 31, 2023, we had approximately $225.9 million of federal and $89.3 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years beginning before 2018 will begin to expire at various dates beginning in 2034, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning in 2018 and in later years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited for taxable years beginning after 2020 to 80% of taxable income. Certain states have conformed to the federal NOL rules included in the Tax Act and CARES Act. However, under Section 382 of the Code of 1986, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur ownership changes. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities have triggered, and may in the future trigger additional, ownership changes. We have determined that three such ownership changes have occurred in the past. We have determined that $38,000 and $2,000 of our deferred tax assets related to federal NOL and R&D credits, respectively, will expire due to Section 382.

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

In recent years, concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty could make it more difficult for us or the licensing partners on whom we depend to commercialize XIPERE to manage our respective operations. Geopolitical tensions, such as Russia’s recent incursion into Ukraine, ongoing conflicts between the United States and China, tariff and trade policy changes, economic sanctions and increasing potential of conflict involving countries in Asia, including countries that are part of the Arctic Territory under our license agreement with Arctic Vision, create uncertainty for us and for global commerce generally. Sustained or worsening of global economic conditions and increasing geopolitical tensions may increase our cost of doing business, limit our ability to access capital, disrupt our supply chain operations or the supply chain operations of our licensing partners and intensify pricing pressures. Any or all of these factors could negatively affect our business, financial condition and result of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information, or collectively Information Systems and Data.

Our cybersecurity function, which comprises, in part, our information technology team, helps identify, assess and manage our cybersecurity threats and risks. Our cybersecurity function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, internal or external audits, automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, conducting threat assessments for internal and external threats, conducting scans of the threat environment, evaluating our (and our industry’s) risk profile, using external intelligence feeds, conducting vulnerability assessments to identify vulnerabilities, and evaluating threats reported to us. Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, an incident response plan, a vendor risk management program, employee training, data encryption, access controls, physical security, network security controls, systems monitoring, cyber insurance, and asset management, tracking, and disposal.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the cybersecurity function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intel service providers, and cybersecurity software providers. We also use third-party service providers to perform a variety of functions throughout our business, such as hosting companies, application providers, contract research organizations, supply chain resources, and contract manufacturing organizations. We manage cybersecurity risks associated with our use of these providers by conducting audits and risk assessments on certain vendors, requesting and analyzing responses on a security questionnaire, and reviewing relevant reports.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “—If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Senior Director of Information Technology, who has over 23-years of experience in IT management (including cybersecurity) and a degree in Computer Information Systems.

Our Senior Director of IT, as part of our overall cybersecurity function, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer, or CFO, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other significant security-related incidents.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the CFO. Our CFO and Senior Director of IT work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the board of directors committee responsible for certain cybersecurity incidents.

The audit committee receives an annual update from our cybersecurity function concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. In addition, they receive timely notifications of significant cybersecurity incidences based on our cybersecurity response plan. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Stockholders

As of March 5, 2024, we had 74,721,139 shares of common stock outstanding held by 7 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and undertaking other research and development initiatives. To date, we have only generated revenue through upfront payments and milestone payments related to license agreements and other revenue generated from collaboration agreements. We have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2023, we had an accumulated deficit of $320.9 million. We recorded net losses of $32.5 million and $32.9 million for the years ended December 31, 2023 and 2022, respectively, and net income of $0.4 million for the year ended December 31, 2021. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary therapeutics to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by its licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2024 as a result of our ongoing Phase 2b clinical trial of CLS-AX as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the third quarter of 2025. We will require additional capital in order to complete clinical development of CLS-AX.

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, rising inflation, the U.S. Federal Reserve raising interest rates, and conflicts in Ukraine, Russia and the Middle East have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Components of Operating Results

Revenue

We have not generated any revenue from the sale of XIPERE and we do not expect to generate any other product revenue unless or until we obtain regulatory approval of and commercialize our other product candidates, either on our own or with a third party. The revenue received under the Bausch license agreement, as well as other certain payments from our licensees, will be recorded as non-cash revenue until we have fulfilled our obligations under the Purchase and Sale Agreement. Our revenue in recent years has been generated primarily from our license agreements. We continue to seek to enter into additional license and other agreements with third parties to evaluate the potential use of our proprietary SCS Microinjector with the third party’s product candidates for the treatment of various eye diseases. These agreements may include payments to us for technology access, upfront license payments, regulatory and commercial milestone payments and royalties.

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

The following table shows our research and development expenses by type of activity for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
XIPERE (uveitis program)	$132	$339	$2,612
CLS-AX (wet AMD program)	9,170	5,449	4,515
Total program expense	9,302	5,788	7,127
Unallocated	11,544	13,842	11,410
Total research and development expense	$20,846	$19,630	$18,537

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

Other Income

Other income consists of the gain on the extinguishment of the Paycheck Protection Program, or PPP, Loan and accrued interest and interest income earned on our cash and cash equivalents. Interest income is not currently significant to our financial statements.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties

Non-cash interest expense on liability related to the sales of future royalties consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in royalty financing obligation, the determination of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition

We recognize revenue from our contracts with customers under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, we perform the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer.

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
•
Expected term. In the years ended December 31, 2023 and 2022, we used historical data to calculate the expected term. In the year ended December 31, 2021, we used the simplified method as prescribed by the SEC Staff Accounting Bulletin

No. 107, Share-Based Payment, as we did not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.
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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $4.2 million, $4.9 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Liabilities Related to the Sales of Royalties and Non-Cash Interest Expense

In connection with the Purchase and Sale Agreement, we recognized a liability related to the sales of future royalties under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and are accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimate the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Tax valuation allowance

We recorded aggregate deferred tax assets of $47.4 million, primarily related to our net operating losses, as of December 31, 2023, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. We record a valuation allowance if it is more likely than not that a deferred tax asset will not be realized. We provided a full valuation allowance on our deferred tax assets that primarily consist of cumulative net operating losses, or NOLs, for the period from our inception through December 31, 2023. We incurred a net loss for tax purposes of $7.8 million for the year ended December 31, 2023. Due to our three-year cumulative loss position, history of operating losses and losses expected to be incurred in the foreseeable future, we considered it necessary to provide for a full valuation allowance against our net deferred tax assets.

Our deferred tax assets are primarily composed of federal and state tax NOL carryforwards. As of December 31, 2023, we had federal NOL carryforwards of $225.9 million and state NOL carryforwards of $89.3 million available to reduce future taxable income, if any. These federal NOL carryforwards will begin to expire at various dates starting in 2034. The state NOL carryforwards will begin to expire at various dates starting in 2027. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities have triggered, and may in the future trigger additional, ownership changes. We have determined that three such ownership changes have occurred in the past. We have determined that $38,000 and $2,000 of our deferred tax assets related to federal NOL and R&D credits, respectively, will expire due to Section 382. In addition, if we experience a Section 382 ownership change as a result of future offerings or changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended		Period-to-
	December 31,		Period
	2023	2022	Change
	(in thousands)
License and other revenue	$8,226	$1,327	$6,899
Operating expenses:
Cost of goods sold	355	204	151
Research and development	20,846	19,630	1,216
General and administrative	11,869	11,770	99
Total operating expenses	33,070	31,604	1,466
Loss from operations	(24,844)	(30,277)	5,433
Other income	1,719	669	1,050
Non-cash interest expense on liability related to the sales of future royalties	(9,360)	(3,339)	(6,021)
Net loss	$(32,485)	$(32,947)	$462

Revenue. In the year ended December 31, 2023 and 2022, we recognized $8.2 million and $1.3 million of revenue associated with our license agreements. License revenue for the year ended December 31, 2023 was primarily a result of the upfront license fee payment of $5.0 million from BioCryst, $1.4 million of milestone payments from Aura and $1.0 million from providing training materials and clinical trial products to our licensees. License revenue for the year ended December 31, 2022 was primarily from providing training materials and clinical trial products to our licensees.

Cost of Goods Sold. In the years ended December 31, 2023 and 2022, we recognized $0.4 million and $0.2 million, respectively, in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense increased by $1.2 million, from $19.6 million for the year ended December 31, 2022 to $20.8 million for the year ended December 31, 2023. This increase was primarily due to a $6.8 million increase for the costs of ODYSSEY, a Phase 2b clinical trial of CLS-AX and related manufacturing costs for formulation and production. This was offset by a $2.2 million decrease in costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and the OASIS extension study. Additionally, there was $1.4 million decrease in costs related to our other programs, a $0.2 million decrease in costs related to XIPERE, a $0.7 million decrease in employee related costs and $0.8 million in research and development tax credits received in the current year.

General and administrative. General and administrative expenses increased by $0.1 million for the years ended December 31, 2023 and 2022. This increase was primarily a result of a $0.7 million increase in professional fees, partially offset by a $0.2 million decrease in patent related expenses and a $0.3 million decrease for insurance costs.

Other income. Other income for the year ended December 31, 2023 and 2022 was primarily comprised of interest income from the cash and cash equivalents. The increase for the year ended December 31, 2023 was due to higher interest rates.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the year ended December 31, 2023 and 2022 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs. The increase was due to a full year of interest expense for the year ended December 31, 2023 versus five months of interest expense for the year ended December 31, 2022.

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

Research and development. Research and development expense increased by $1.1 million, from $18.5 million for the year ended December 31, 2021 to $19.6 million for the year ended December 31, 2022. This increase was primarily due to a $0.9 million increase in costs for the CLS-AX program, including costs for OASIS, a Phase 1/2a clinical trial of CLS-AX, the OASIS extension study and the preliminary startup costs of ODYSSEY, a Phase 2b clinical trial of CLS-AX. Additionally, there was a $1.2 million increase in costs related to our other programs and a $0.7 million increase in costs related to an increase in headcount. This is partially offset by a $2.3 million decrease in costs related to XIPERE.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds from public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2023, we had cash and cash equivalents of $28.9 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2023, our funds were held in cash and money market funds.

On February 6, 2024, we entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which we issued and sold, in a registered direct offering, or the Registered Direct Offering: (i) an aggregate of 11,111,111 shares of our common stock, or Shares; and (ii) warrants to purchase up to 11,111,111 shares of common stock, or Warrants.

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable from August 9, 2024 and will expire on August 9, 2029. The net proceeds to us from the Registered Direct Offering were approximately $13.9 million.

On January 31, 2024, or the Amendment Effective Date, we entered into a fourth amendment to the license agreement, or the Emory License Agreement, with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that we will pay the Licensor applicable to any fees or payments paid to us by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), on or after July 1, 2023, excluding (i) amounts paid to us by a Sublicensee to reimburse us for certain research and development costs pursuant to a written agreement between us and such Sublicensee, (ii) the value of intellectual property transferred or granted to us if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of our stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by us of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by us from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026, $400,000 for 2027 and $0.5 million for 2028. We paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

On December 22, 2023, we, through our wholly owned subsidiary Royalty Sub, entered into a letter agreement, or the Letter Agreement, with HCR and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC), or the Agent, amending that certain Purchase and Sale Agreement, dated as of August 8, 2022, by and among Royalty Sub, HCR and Agent. Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the $12.5 million milestone payment which was deposited in an escrow account, or the First Milestone Payment, in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent. The First Milestone Payment was to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone if such milestone was achieved by March 31, 2024, or the First Milestone Event, or, at Agent’s option, in the event the First Milestone Event was not achieved.

On November 1, 2023, we, entered into a license agreement, or the BioCryst License Agreement, with BioCryst Pharmaceuticals, Inc., or BioCryst, pursuant to which we granted BioCryst an exclusive, worldwide and sublicensable license to our SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema, or DME.

We received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, we are eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay us tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described above in "Business—Royalty Purchase and Sale Agreement."

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC, or the Prior ATM Agreement. We sold 515,959 shares of its common stock for net proceeds of $0.7 million under the Prior ATM Agreement with Cowen and Company, LLC during the six months ended June 30, 2023, prior to the termination of the Prior ATM Agreement. During the year ended December 31, 2022, we sold 425,460 shares of common stock for net proceeds of $0.6 million under the Prior ATM Agreement. During the year ended December 31, 2021, we sold 2.9 million shares of common stock for net proceeds of $12.2 million under the Prior ATM Agreement.

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor under which we may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the year ended December 31, 2023, we sold 1,073,740 shares of our common stock for net proceeds of $1.1 million under the Sales Agreement. Subsequent to December 31, 2023, we sold an additional 339,912 shares of our common stock pursuant to the Sales Agreement for net proceeds of $0.5 million.

On August 8, 2022, or the Closing Date, we, through our wholly-owned subsidiary Clearside Royalty LLC, a Delaware limited liability company, or Royalty Sub, entered into a Purchase and Sale Agreement with entities managed by HealthCare Royalty Management, LLC, or HCR, pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between us and Aura Biosciences, Inc., that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and us, and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology to be used in connection with compounds or products of any third parties delivered, in whole or in part, by means of the SCS Microinjector technology, excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date, in exchange for up to $65 million. Under the terms of the Purchase and Sale Agreement, Royalty Sub received a payment of $32.1 million, representing the $32.5 million to which we were entitled less certain expenses. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million. An additional $12.5 million was deposited in an escrow account, which was released to HCR pursuant to the Letter Agreement described above. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the ATM agreement with Cowen subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide and related macroeconomic changes, such as rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, March 12, 2024, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows provided by (used in) our operating, investing and financing activities:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,135)	$(13,365)	$(10,733)
Investing activities	(1,777)	(246)	—
Financing activities	414	31,333	23,782
Net change in cash and cash equivalents	$(19,498)	$17,722	$13,049

During the years ended December 31, 2023, 2022 and 2021, our operating activities used net cash of $18.1 million, $13.4 million and $10.7 million, respectively. The net cash used in operating activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. This was partially offset by the receipt of research and development tax credits. The increase in cash used in operating activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to research and development expenses related to the preclinical and clinical programs offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE.

In the year ended December 31, 2023 and 2022, our investing activities used net cash of $1.8 million and $0.2 million, respectively, for the purchase of machinery and equipment.

During the years ended December 31, 2023, 2022 and 2021, our net cash provided by financing activities was $0.4 million, $31.3 million and $23.8 million, respectively. The cash provided by financing activities for the year ended December 31, 2023 consisted primarily of $1.7 million of net proceeds from the sale of shares of our common stock under the ATM Agreement and the Sales Agreement partially offset by a payment of $1.4 million related to the Purchase and Sale agreement. The net cash provided by financing activities for the year ended December 31, 2022 was primarily comprised of $30.6 million from the Purchase and Sale Agreement, net of issuance costs and $0.6 million of net proceeds from the sale of shares of our common stock under the ATM agreement. The net cash provided by financing activities for the year ended December 31, 2021 was primarily comprised of $11.1 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $12.2 million of net proceeds from the sale of shares of our common stock under the ATM agreement.

Cybersecurity

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors and Item 1C. Cybersecurity in this Annual Report on Form 10-K, including “—If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Liability Related to the Sales of Future Royalties, Net

Description of the Matter

As discussed in Note 5 to the consolidated financial statements, on August 8, 2022, the Company entered into a Royalty Purchase and Sale Agreement with a third party, pursuant to which the Company sold certain of its rights to receive royalty and milestone payments. The Company received proceeds of $32.1 million, representing the $32.5 million to which the Company was entitled, net of certain transaction related expenses. The Company will repay the lender at a multiple of the initial proceeds received, which may vary based on timing and amount of cash flows received from its licensing partners.

The Company records the financing as a Liability related to the sales of future royalties, net on the balance sheet at its carrying value of $42.0 million as of December 31, 2023. The Company imputes interest expense associated with this liability using the effective interest rate method. Such interest expense is recorded in the statement of operations for the year ended December 31, 2023 as Non-cash interest expense on liability related to the sales of future royalties. The effective interest rate is calculated based on the rate that would enable the estimated liability to be repaid in full over the anticipated life of the arrangement. The Company utilizes the prospective method to record interest expense by updating its estimate of the new effective interest rate each period, based on its current estimate of remaining cash flows under the arrangement. The Company estimates the amount and timing of expected payments based on historical experience and its expectations of future activities from its license partners, as well as current market conditions.

Auditing the liability related to the sales of future royalties, net was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes cash flow projections for future royalty and milestone payments, which are sensitive to certain assumptions that are forward looking and could be affected by future market conditions.

How We Addressed the Matter in Our Audit

To test the liability related to the sales of future royalties, net as of December 31, 2023, our audit procedures included, among others, assessing the underlying data and significant assumptions used by the Company in determining the timing and amount of future cash flows used within its effective interest rate model. We assessed the reasonableness of the significant assumptions used in the cash flow projections by inspecting third party evidence to support management’s projections. We also performed a comparison of management’s prior projections of cash flow activity to actual results, and assessed the reasonableness of future projections based on activity to date. We recalculated the current year interest expense and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 12, 2024

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,920	$48,258
Accounts receivable	170	—
Prepaid expenses	722	704
Other current assets	311	439
Total current assets	30,123	49,401
Property and equipment, net	2,996	755
Operating lease right-of-use asset	869	1,117
Other assets	30	30
Total assets	$34,018	$51,303
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable (includes $331 to a related party as of December 31, 2023)	$2,205	$1,050
Accrued liabilities (includes $215 to a related party as of December 31, 2023)	4,169	4,179
Current portion of operating lease liabilities	364	349
Deferred revenue	75	205
Total current liabilities	6,813	5,783
Liability related to the sales of future royalties, net	41,988	33,977
Operating lease liabilities	649	936
Other non-current liabilities	480	—
Total liabilities	49,930	40,696
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022, respectively; 62,850,841 and 60,639,827 shares issued and outstanding at December 31, 2023 and 2022, respectively	63	61
Additional paid-in capital	304,948	298,984
Accumulated deficit	(320,923)	(288,438)
Total stockholders’ (deficit) equity	(15,912)	10,607
Total liabilities and stockholders’ (deficit) equity	$34,018	$51,303

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
License and other revenue (includes $5,050 from a related party for the year ended December 31, 2023)	$8,226	$1,327	$29,575
Operating expenses:
Cost of goods sold	355	204	—
Research and development (includes $1,109 to a related party for the year ended December 31, 2023)	20,846	19,630	18,537
General and administrative	11,869	11,770	11,665
Total operating expenses	33,070	31,604	30,202
Loss from operations	(24,844)	(30,277)	(627)
Other income	1,719	669	1,003
Non-cash interest expense on liability related to the sales of future royalties	(9,360)	(3,339)	—
Net (loss) income	$(32,485)	$(32,947)	$376

Net (loss) income per share of common stock — basic and diluted	$(0.53)	$(0.55)	$0.01

Weighted average shares outstanding — basic	61,806,959	60,204,862	58,491,986
Weighted average shares outstanding — diluted	61,806,959	60,204,862	59,906,602

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2020	51,860,941	$52	$264,578	$(255,867)	$8,763
Issuance of common shares under at-the-market sales agreement	2,891,419	3	12,202	—	12,205
Issuance of common shares under a direct registered offering	4,209,050	4	11,074	—	11,078
Issuance of common shares under employee stock purchase plan	65,481	—	111	—	111
Exercise of stock options	280,771	1	387	—	388
Vesting and settlement of restricted stock units	415,268	—	—	—	—
Share-based compensation expense	—	—	5,054	—	5,054
Net income	—	—	—	376	376
Balance at December 31, 2021	59,722,930	60	293,406	(255,491)	37,975
Issuance of common shares under at-the-market sales agreement	425,460	1	565	—	566
Issuance of common shares under employee stock purchase plan	66,919	—	112	—	112
Exercise of stock options	49,187	—	17	—	17
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Share-based compensation expense	—	—	4,884	—	4,884
Net loss	—	—	—	(32,947)	(32,947)
Balance at December 31, 2022	60,639,827	61	298,984	(288,438)	10,607
Issuance of common shares under at-the-market sales agreement	1,589,699	2	1,664	—	1,666
Issuance of common shares under employee stock purchase plan	68,109	—	65	—	65
Exercise of stock options	81,816	—	33	—	33
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Share-based compensation expense	—	—	4,202	—	4,202
Net loss	—	—	—	(32,485)	(32,485)
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$(15,912)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net (loss) income	$(32,485)	$(32,947)	$376
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	9,361	3,339	—
Depreciation	67	145	178
Share-based compensation expense	4,202	4,884	5,054
Gain on termination of operating lease	—	(55)	—
Loss on disposal of fixed assets	—	33	—
Gain on extinguishment of debt	—	—	(998)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(220)	10,420	(10,869)
Other assets and liabilities	456	(83)	(155)
Accounts payable and accrued liabilities (includes $82 to a related party for the year ended December 31, 2023)	614	694	681
Deferred revenue	(130)	205	(5,000)
Net cash used in operating activities	(18,135)	(13,365)	(10,733)
Investing activities
Acquisition of property and equipment	(1,777)	(246)	—
Net cash used in investing activities	(1,777)	(246)	—
Financing activities
Proceeds from royalty purchase and sale agreement, net of $1,862 of issuance costs	—	30,638	—
Payments on royalty purchase and sale agreement	(1,350)	—	—
Proceeds from at-the-market sales agreement, net of issuance costs	1,666	566	12,205
Proceeds from registered direct offering, net of issuance costs	—	—	11,078
Proceeds from shares issued under employee stock purchase plan	65	112	111
Proceeds from exercise of stock options	33	17	388
Net cash provided by financing activities	414	31,333	23,782
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,498)	17,722	13,049
Cash, cash equivalents and restricted cash, beginning of period	48,418	30,696	17,647
Cash, cash equivalents and restricted cash, end of period	$28,920	$48,418	$30,696
Supplemental disclosure
Purchase of property and equipment in accounts payable and accrued liabilities	$531	$282	$—
Forgiveness of PPP Loan and accrued interest	$—	$—	$998

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$28,920	$48,258	$30,436
Restricted cash ($160 and $100 as of December 31, 2022 and 2021, respectively, is recorded in other current assets)	—	160	260
Cash, cash equivalents and restricted cash at end of period	$28,920	$48,418	$30,696

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

Liquidity

The Company had cash and cash equivalents of $28.9 million as of December 31, 2023.

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

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 11,111,111 shares (the “Shares”) of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the “Warrants”).

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable from August 9, 2024 and will expire on August 9, 2029. The net proceeds to the Company from the Registered Direct Offering were approximately $13.9 million.

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), on or after July 1, 2023, excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $250,000 for 2023 through 2025, $350,000 for 2026, $400,000 for 2027 and $500,000 for 2028. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

On December 22, 2023, Clearside Biomedical, Inc., through its wholly owned subsidiary Royalty Sub, entered into a letter agreement (the “Letter Agreement”) with HCR and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC) (“Agent”) amending that certain Purchase and Sale Agreement, dated as of August 8, 2022, by and among Royalty Sub, HCR and Agent. Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the $12.5 million milestone payment which was deposited in an escrow account (“First Milestone Payment") in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent. The First Milestone Payment was to be released to Royalty Sub upon attainment of a pre-specified XIPERE sales milestone if such milestone was achieved by March 31, 2024 (“First Milestone Event”) or, at Agent’s option, in the event the First Milestone Event was not achieved.

On November 1, 2023, the Company, entered into a license agreement (the “BioCryst License Agreement”) with BioCryst Pharmaceuticals, Inc. (“BioCryst”) pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema (“DME”).

The Company received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. The Company’s rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described above in in Note 5 to the consolidated financial statements.

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). The Company sold 515,959 shares of its common stock for net proceeds of $0.7 million under its ATM Agreement with Cowen and Company, LLC during the six months ended June 30, 2023, prior to the termination of the ATM Agreement. During the year ended December 31, 2022, the Company sold 425,460 shares of its common stock for net proceeds of $0.6 million under its ATM Agreement. During the year ended December 31, 2021, the Company sold 2.9 million shares of its common stock for net proceeds of $12.2 million under its ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the year ended December 31, 2023, the Company sold 1,073,740 shares of its common stock for net proceeds of $1.1 million under the Sales Agreement. Subsequent to December 31, 2023, the Company sold an additional 339,912 shares of its common stock pursuant to the Sales Agreement for net proceeds of $0.5 million.

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

Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, March 12, 2024 will enable it to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements include the results of the financial operations of Clearside Biomedical, Inc. and its wholly-owned subsidiary, Clearside Royalty LLC. a Delaware limited liability company, which was formed for the purposes of the transactions contemplated by the Purchase and Sale Agreement described in Note 5. All intercompany balances and transactions have been eliminated.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

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

In the year ended December 31, 2023, 2022, and 2021, the Company recognized $8.2 million, $1.3 million, and $29.6 million of revenue associated with its license agreements, respectively. License revenue for the year ended December 31, 2023 was primarily for a non-refundable $5.0 million upfront license fee payment from BioCryst and $1.4 million of milestone payments from Aura Biosciences, Inc. The $5.0 million non-refundable upfront payment was recognized upon transfer of control of the license to BioCryst. The $1.4 million in milestone payments from Aura were recognized upon satisfaction of the related performance obligations. Remaining revenues for the year ended December 31, 2023 were generated by providing training materials and clinical trial products to the Company's licensees. License revenue for the year ended December 31, 2022 was primarily from providing training materials and clinical trial products to the Company's licensees. License revenue for the year ended December 31, 2021 was primarily a result of (i) the milestone payments from Bausch that consisted of $5.0 million received upon FDA approval of XIPERE, the recognition of $5.0 million of deferred revenue for the upfront milestone payment and the recognition of a $10.0 million milestone for pre-launch activities and (ii) an aggregate of $8.0 million received from Arctic Vision for FDA approval of XIPERE, territory expansion and certain development milestones.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2023. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Liability Related to the Sales of Future Royalties and Non-Cash Interest Expense

In connection with the Purchase and Sale Agreement, the Company recognized a liability related to the sales of future royalties under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by the Company pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and are accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimates the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December 31,
		2023	2022
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	581	343
Computer equipment	3	20	13
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		2,590	527
Total property and equipment		3,916	1,608
Less: Accumulated depreciation		(920)	(853)
Property and equipment, net		$2,996	$755

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development	$2,078	$1,817
Accrued employee costs	1,862	1,837
Accrued professional fees	38	49
Accrued expense	191	476
	$4,169	$4,179

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

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million. An additional $12.5 million (the "First Milestone Payment") was deposited by HCR in an escrow account which was released to HCR pursuant to the Letter Agreement described below. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales (the "Second Milestone Event").

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

On December 22, 2023, the Company, through its wholly owned subsidiary Royalty Sub, entered into the Letter Agreement with the Agent amending that certain Purchase and Sale Agreement, dated as of August 8, 2022, by and among Royalty Sub, HCR and Agent. Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the First Milestone Payment in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent.

Issuance costs pursuant to the Purchase and Sale Agreement consisting primarily of advisory and legal fees, totaled $1.9 million including the amount of HCR's transaction-related expenses that the Company reimbursed. The effective interest rate includes cash flow projections for future royalty and milestone payments that are forward looking and could be affected by future market conditions. The Company estimates the amount and timing of expected payments based on historical experience and its expectations of future activities from its license partners, as well as current market conditions.

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Balance at December 31, 2022	$33,977
Payments	(1,350)
Non-cash interest expense	9,361
Balance at December 31, 2023	$41,988

Effective interest rate	23.3%

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

7. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2023 and 2022, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

At the Company's Annual Meeting of Stockholders held on June 22, 2022, the Company's stockholders approved an amendment to the amended and restated certificate of incorporation to increase the Company's authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares. As of December 31, 2023 the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2023 and 2022, there were 62,850,841 and 60,639,827 shares of common stock outstanding, respectively.

8. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and had a remaining life of 2.75 years as of December 31, 2023.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 shares (the “Shares”) of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the “Warrants”).

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable from August 9, 2024 and will expire on August 9, 2029.

9. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2023, under the 2016 Plan, options to purchase 9,638,424 shares of the Company’s common stock were outstanding at a weighted average price of $2.79 per share and 570,024 shares remained available for future grant. As of January 1, 2024, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 2,514,033 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2023, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 3,084,057 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2023, options to purchase 210,110 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $4.28 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Research and development	$1,200	$1,616	$1,570
General and administrative	1,758	1,785	1,985
Total	$2,958	$3,401	$3,555

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021

Expected term (years)	6.00	6.00	7.00
Expected stock price volatility	95.55%	98.24%	101.43%
Risk-free interest rate	4.07%	2.09%	0.75%
Expected dividend yield	0.00%	0.00%	0.00%

Expected term (in years): In the years ended December 31, 2023 and 2022, the Company used historical data to calculate the expected term. In the year ended December 31, 2021, the Company utilized the simplified method as prescribed by ASC 718, as the Company did not have sufficient historical exercise and post-vesting termination data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

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

Forfeitures: The Company records forfeitures as they occur.

The following table summarizes the activity related to stock options during the year ended December 31, 2023:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2022	6,915,330	$3.58
Granted	3,684,750	1.28
Exercised	(81,816)	0.40
Forfeited or expired	(652,494)	2.32
Options outstanding at December 31, 2023	9,865,770	2.83

Options exercisable at December 31, 2022	4,223,931	4.22

Options exercisable at December 31, 2023	5,494,746	3.83

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2023 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	6,879,914			7.64	2,836,713			5.73
$3.00 - $6.99	2,364,770			5.11	2,036,947			4.79
$7.00 - $8.99	419,308			3.18	419,308			3.18
$9.00 - $20.84	201,778			3.76	201,778			3.76
	9,865,770	$2.83	$363	6.77	5,494,746	$3.83	$11	5.12

As of December 31, 2023, the Company had $4.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average fair values of all stock options granted for the years ended December 31, 2023, 2022 and 2021 was $0.98 per share, $1.55 per share and $3.24 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 29, 2023 was $1.17, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$585	$794	$723
General and administrative	646	658	715
Total	$1,231	$1,452	$1,438

The following table summarizes the activity related to RSUs during the year ended December 31, 2023:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2022	1,462,932	$3.04
Granted	—	—
Vested	(471,390)	3.09
Forfeited	(156,643)	3.09
Non-vested RSUs outstanding at December 31, 2023	834,899	3.01

As of December 31, 2023, the Company had $1.3 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2024. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2023 was 348,782 shares.

The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2023, 2022 and 2021, the Company issued 68,109, 66,919 and 65,481 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$10	$21	$41
General and administrative	3	10	20
Total	$13	$31	$61

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2023	2022	2021
Deferred tax asset (liability):
Net operating loss carryforwards	$52,657	$50,267	$53,966
Non-deductible accrued expenses	562	386	469
Right-of-use asset	(210)	(238)	(96)
Lease liability	246	274	176
Stock compensation expense	3,339	2,678	2,768
Depreciation differences	(71)	(40)	(44)
Federal tax credits	10,908	9,742	9,012
State tax credits	342	326	342
Royalty purchase and sale agreement	10,495	7,247	—
Capitalized research and development expenses	5,777	3,057	—
Valuation allowance	(84,045)	(73,699)	(66,599)
Net deferred tax asset	$—	$—	$(6)

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended
	December 31,
	2023	2022	2021
U.S. federal tax rate	21.00%	21.00%	21.00%
State tax rate	8.59	(0.85)	(599.32)
Permanent difference	(1.44)	(1.34)	(3.15)
Tax credit	3.64	2.18	(253.97)
Valuation allowance	(31.85)	(21.57)	847.82
ASC 740-10	—	—	(3.19)
Adjustment to prior year tax provision	—	0.67	(13)
Other	0.06	(0.09)	3.97
	0.00%	0.00%	0.00%

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

At December 31, 2023, the Company had a valuation allowance of $84.0 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2023, the Company had income tax NOL carryforwards for federal and state purposes of $225.9 million and $89.3 million, respectively. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of $47.4 million and $5.6 million, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2034, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited beginning in 2021. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

The following is a roll forward of the Company’s uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2023	2022
Balance of uncertain tax positions at the beginning of the year	$7,520	$7,520
Gross decreases - tax positions in prior period	—	—
Gross decreases - settlements with taxing authorities	—	—
Balance of uncertain tax positions at the end of the year	$7,520	$7,520

As of December 31, 2023 and 2022, there was $7.5 million in each period of unrecognized tax benefit that if recognized would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances. The Company reversed $48,000 of previously recorded unrecognized tax expenses for the year 2021. The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. No significant amounts of interest or penalties have been recorded as of December 31, 2023.

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

The Company is subject to taxation in the United States and certain state jurisdictions. As of December 31, 2023, the Company’s tax returns for 2020, 2021 and 2022 are subject to full examination by the tax authorities. As of December 31, 2023, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2020, except to the extent of NOLs generated in prior years claimed on a tax return.

11. Commitments and Contingencies

Lease Commitment Summary

The Company leases its facilities and some of its equipment under noncancelable operating lease arrangements that expire at various dates through 2026. In November 2022, the Company singed an amended office lease agreement and decreased the square footage to approximately 14,000 square feet. The amended office lease agreement is for a four-year term with a renewal option for an additional thirty-eight months. Rental payments are $30,437 per month subject to an increase of 3% per year. Operating lease cost under this lease and the amendment is recognized on a straight-line basis over the term of the lease. In addition, the office lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises.

The Company’s operating leases included on the balance sheet are as follows (in thousands):

December 31, 2023
Operating lease right-of-use asset	$869

Liabilities
Current portion of operating lease liabilities	$364
Operating lease liabilities	649
Total operating lease liabilities	$1,013

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company is not reasonably certain if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2023, the Company’s incremental borrowing rate was 8.0% and the remaining lease term was 3.0 years. Cash payments included in operating activities on the consolidated statement of cash flows for operating lease liabilities were $362,000, $339,000 and $392,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Minimum lease payments were as follows at December 31, 2023 (in thousands):

Year ending December 31,
2024	$378
2025	389
2026	367
Total minimum lease payments	1,134
Less imputed interest	(121)
Total operating lease liabilities	$1,013

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $339,000, $262,000 and $247,000 for the years ended December 31, 2023, 2022 and 2021. Variable lease cost was $19,000, $87,000 and $95,000 for the years ended December 31, 2023, 2022 and 2021. Short-term lease cost was $93,000, $86,000 and $12,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Georgia Tech License Agreement

As described in Footnote 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2024 through 2028, as show in the table below.

The annual Maintenance Fee will be paid as follows (in thousands):

Year Ending December 31,
2024	$250
2025	250
2026	350
2027	400
2028	500
$1,750

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

Due to the refund provisions in the Bausch License Agreement, the Upfront Payment was included on the balance sheet as deferred revenue as of December 31, 2020. The refund provisions lapsed upon FDA approval of XIPERE and the $5.0 million was recognized as revenue in the fourth quarter of 2021.

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

BioCryst Pharmaceuticals, Inc.

On November 1, 2023, the Company, entered into the BioCryst License Agreement pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of DME.

The Company received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to the consolidated financial statements.

BioCryst will be responsible for all development, regulatory and commercialization activities for avoralstat. The Company is responsible for supplying SCS Microinjectors to meet BioCryst’s reasonable needs.

The BioCryst License Agreement, unless earlier terminated, will expire (a) on a country-by-country basis upon the expiration of the royalty term in such country or (b) in its entirety upon the expiration of all payment obligations of BioCryst under the BioCryst License Agreement in all countries pursuant to clause (a). Each party has the right terminate the License Agreement (i) upon a material breach of the BioCryst License Agreement by the other party, subject to a specified cure period and specified exceptions, or (ii) if the other party encounters bankruptcy or insolvency. The Company may terminate the BioCryst License Agreement if BioCryst or any of its sublicensees (a “Sublicensee”) commences a legal action challenging the validity, enforceability or scope of any of the licensed patents, provided that with respect to any such action initiated by a Sublicensee (a “Sublicensee Action), the Company may terminate the BioCryst License Agreement if the Sublicensee Action is not terminated within a specified period of time following BioCryst’s receipt of written notice from the Company or if BioCryst does not terminate the applicable sublicense, in each case within a specified period of time. BioCryst may terminate the BioCryst License Agreement (i) immediately upon written notice to the Company if, after exercising commercially reasonable efforts, BioCryst determines in good faith that it is not advisable to continue development or commercialization of avoralstat as a result of a material safety issue and (ii) in its entirety or in part on a country-by-country basis, for any or no reason, upon prior written notice to the Company, provided that in the event of such a termination, BioCryst shall not, for a period of two years from the date of such a termination, initiate in the territory subject to the termination a Phase 3 clinical trial in which avoralstat is administered to the suprachoroidal space using a device other than the SCS Microinjector.

Emory and Georgia Tech

On January 31, 2024 (the “Amendment Execution Date”), the Company and the Licensor, entered into the Amendment to the Company’s License Agreement with Licensor dated July 4, 2012 (as amended, the “License Agreement”), pursuant to which the Company received a worldwide exclusive license to specified patents relating to methods and devices for drug delivery using a microinjector.

Pursuant to the Amendment, the parties agreed to reduce the Sublicense Percentage (as defined in the License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the License Agreement), on or after July 1, 2023, excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025.

In addition, the parties agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $250,000 for 2023 through 2025, $350,000 for 2026, $400,000 for 2027 and $500,000 for 2028. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $50,000, $13,000 and $200,000 of revenue from these agreements during the years ended December 31, 2023, 2022 and 2021, respectively.

13. Fair Value Measurements

The Company’s material financial instruments at December 31, 2023 and 2022, consisted primarily of cash and cash equivalents. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of liability related to the sales of future royalties approximates the carrying value.

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022.

14. Related Party Transactions

During 2023, a member of the Company's Board of Directors took a position as Chief Executive Officer of a company that is a vendor of the Company. As of December 31, 2023, the Company has recorded $331,000 in accounts payable and $215,000 in accrued expense with this vendor in the consolidated balance sheets. For the year ended December 31, 2023, the Company has recorded $1.1 million of expense in the consolidated statements of operations.

The Chair of the Board of Directors of BioCryst also serves on the Company’s Board of Directors. For the year ended December 31, 2023, there was $5.0 million related to the License Agreement recorded in license and other revenue in the consolidated statements of operations.

15. Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net (loss) income per share gives effect to all dilutive potential shares of common stock outstanding during this period.

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

	Year Ended December 31,
	2023	2022	2021
Net (loss) income - basic and diluted	$(32,485)	$(32,947)	$376

Weighted average shares - basic	61,806,959	60,204,862	58,491,986
Effect of dilutive securities:
Stock options	—	—	1,058,134
Restricted stock	—	—	342,943
ESPP	—	—	13,539
Weighted average shares - diluted	61,806,959	60,204,862	59,906,602

Net (loss) income per share - basic	$(0.53)	$(0.55)	$0.01
Net (loss) income per share - diluted	$(0.53)	$(0.55)	$0.01

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net income (loss) per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	9,865,770	6,915,330	4,704,194
Non-vested restricted stock units	834,899	1,462,932	974,404
Stock purchase warrants	29,796	29,796	29,796
	10,730,465	8,408,058	5,708,394

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

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

4.3

Form of Warrant to Purchase Common Stock issued to investors in February 2024 in connection with Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on February 8, 2024).

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

10.12	+

Amended and Restated Executive Employment Agreement, by and between Clearside Biomedical, Inc. and Charles A. Deignan, dated as of August 3, 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2017).

10.13	+

Fourth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783) filed with the Commission on August 12, 2022).

10.14	#

Supply Agreement, by and among the Registrant and Gerresheimer Regensburg GmbH, dated as of May 8, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2018).

10.15	+

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

10.17	##

License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of October 22, 2019 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 13, 2020).

10.18	##

First Amendment to License Agreement, by and between the Registrant and Bausch Health Ireland Limited, dated as of April 27, 2020. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 10, 2020).

10.19	+

Letter Agreement, by and between the Registrant and George Lasezkay, dated April 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on April 17, 2019).

10.20	+

Amendment to Offer Letter Agreement, by and between the Registrant and George Lasezkay, dated as of August 6, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 8, 2019).

10.21	##w

Option and License Agreement by and between the Registrant and REGENXBIO Inc., dated as of August 29, 2019 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 13, 2020).

10.22	##

License Agreement by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of March 20, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on May 8, 2020).

10.23	+

Executive Employment Agreement, by and between the Registrant and Thomas Ciulla, dated as of June 24, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 10, 2020).

10.24	##

First Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of August 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form-10 (File No. 001-37783), filed with the Commission on November 10, 2021.

10.25	##

Second Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of September 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.26

Second Amendment to the License Agreement, by and between the Registrant and Bausch + Lomb Ireland Limited (as assignee of Bausch Health Ireland Limited), dated as of September 27, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.27	##w

Purchase and Sale Agreement, by and among Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Collateral Management, LLC (in its capacity as agent for Purchaser), dated as of August 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2022).

10.28

First Amendment to Office Lease Agreement, by and between the Registrant and Radiant-North Point Properties, LLLP, dated as of November 1, 2022 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 14, 2023).

10.29	##

First Amendment to Option and License Agreement, by and between the Registrant and REGENXBIO, Inc., dated as of January 14, 2023 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 14, 2023).

10.30	+

Consulting Agreement, by and between the Registrant and Thomas Ciulla, dated as of February 17, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on February 21, 2023).

10.31	*##w	License Agreement, by and between the Registrant and BioCryst Pharmaceuticals, Inc., dated as of November 1, 2023.

10.32

Letter Agreement, by and among Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC), dated as of December 22, 2023 (incorporated herein by reference to Exhibit 10.1 to the (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on December 28, 2023).

10.33	*##	Fourth Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated January 31, 2024.

10.34

Controlled Equity OfferingSM Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated as of May 12, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on May 12, 2023).

10.35	*	First Amendment to Consulting Agreement, by and between Registrant and Thomas Ciulla, dated as of February 17, 2024.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	*	Power of Attorney (included on signature page).

31.1	*

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

97	*	Clearside Biomedical, Inc. Clawback Policy.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
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

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 12, 2024		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2024

/s/ Clay B. Thorp Clay B. Thorp	Director	March 12, 2024

/s/ Richard Croarkin Richard Croarkin	Director	March 12, 2024

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 12, 2024

/s/ William D. Humphries
William D. Humphries	Director	March 12, 2024

/s/ Nancy J. Hutson
Nancy J. Hutson	Director	March 12, 2024

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 12, 2024

/s/Benjamin R. Yerxa Benjamin R. Yerxa	Director	March 12, 2024