Form 10-Q
period 2024-03-31
Clearside Biomedical, Inc.
filed 2024-05-10
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 74,731,139 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35,355	$28,920
Accounts receivable	—	170
Prepaid expenses	567	722
Other current assets	193	311
Total current assets	36,115	30,123
Property and equipment, net	3,194	2,996
Operating lease right-of-use asset	803	869
Other assets	30	30
Total assets	$40,142	$34,018
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable (includes $17 and $331 to a related party as of March 31, 2024 and December 31, 2023, respectively)	$1,363	$2,205
Accrued liabilities (includes $198 and $215 to a related party as of March 31, 2024 and December 31, 2023, respectively)	4,070	4,169
Current portion of operating lease liabilities	367	364
Deferred revenue	150	75
Total current liabilities	5,950	6,813
Liability related to the sales of future royalties, net	44,391	41,988
Warrant liabilities	11,039	—
Operating lease liabilities	572	649
Other non-current liabilities	—	480
Total liabilities	61,952	49,930
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 74,731,139 and 62,850,841 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	74	63
Additional paid-in capital	310,802	304,948
Accumulated deficit	(332,686)	(320,923)
Total stockholders’ deficit	(21,810)	(15,912)
Total liabilities and stockholders’ (deficit) equity	$40,142	$34,018

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
License and other revenue (includes $75 from a related party for the three months ended March 31, 2024)	$230	$4
Operating expenses:
Research and development (includes $256 to a related party for the three months ended March 31, 2024)	5,615	4,451
General and administrative	2,824	3,158
Total operating expenses	8,439	7,609
Loss from operations	(8,209)	(7,605)
Interest income	348	492
Other expense	(1,499)	—
Non-cash interest expense on liability related to the sales of future royalties	(2,403)	(2,167)
Net loss	$(11,763)	$(9,280)
Net loss per share of common stock — basic and diluted	$(0.17)	$(0.15)
Weighted average shares outstanding — basic and diluted	69,853,227	61,169,486

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit) Equity
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309		4,320
Issuance of common stock under at-the-market sales agreement	339,912	—	450	—	450
Exercise of stock options	10,000	—	12		12
Vesting and settlement of restricted stock units	397,594	—	—	—	—
Issuance of common stock under employee stock purchase plan	21,681	—	21	—	21
Share-based compensation expense	—	—	1,062	—	1,062
Net loss	—	—	—	(11,763)	(11,763)
Balance at March 31, 2024	74,731,139	74	310,802	(332,686)	(21,810)

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity
Balance at December 31,2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common stock under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common stock under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	61	300,357	(297,718)	2,700

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(11,763)	$(9,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	2,403	2,167
Depreciation	28	15
Share-based compensation expense	1,062	1,041
Change in fair value of warrant liabilities	712	—
Issuance costs allocated to warrant liabilities	787	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	443	(165)
Other assets and liabilities	(488)	(2)
Accounts payable and accrued liabilities (includes $(310) to a related party for the three months ended March 31, 2024)	(1,110)	(1,067)
Deferred revenue	75	75
Net cash used in operating activities	(7,851)	(7,216)
Investing activities
Acquisition of property and equipment	(57)	(115)
Net cash used in investing activities	(57)	(115)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	13,860	—
Proceeds from at-the-market sales agreement, net of issuance costs	450	295
Proceeds from exercise of stock options	12	—
Proceeds from shares issued under employee stock purchase plan	21	37
Net cash provided by financing activities	14,343	332
Net increase (decrease) in cash and cash equivalents	6,435	(6,999)
Cash and cash equivalents, beginning of period	28,920	48,418
Cash and cash equivalent, end of period	$35,355	$41,419
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$163	$186

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

Liquidity

The Company had cash and cash equivalents of $35.4 million as of March 31, 2024.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of long-term debt, and license agreements.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 11,111,111 shares of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the “Warrants”). The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable from August 9, 2024 and will expire on August 9, 2029. The net proceeds to the Company from the Registered Direct Offering were $13.9 million.

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $250,000 for 2023 through 2025, $350,000 for 2026, $400,000 for 2027 and $500,000 for 2028. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

On December 22, 2023, Clearside Biomedical, Inc., through its wholly owned subsidiary Royalty Sub, entered into a letter agreement (the “Letter Agreement”) with HCR (as defined below) and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC) (“Agent”) amending that certain Purchase and Sale Agreement, dated as of August 8, 2022, by and among Royalty Sub, HCR and Agent ("Purchase and Sale Agreement"). Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the $12.5 million milestone payment which was deposited in an escrow account (“First Milestone Payment") in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent.

On November 1, 2023, the Company, entered into a license agreement (the “BioCryst License Agreement”) with BioCryst Pharmaceuticals, Inc. (“BioCryst”) pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema (“DME”). The Company received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. The Company’s rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement as described in Note 5.

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). The Company sold 214,128 shares of its common stock for net proceeds of $0.3 million under its ATM Agreement with Cowen and Company, LLC during the three months ended March 31, 2023, prior to the termination of the ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the three months ended March 31, 2024, the Company sold 339,912 shares of its common stock for net proceeds of $0.5 million under the Sales Agreement.

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

Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, May 10, 2024 will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2024 are not indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liability Related to the Sales of Future Royalties and Non-Cash Interest Expense

In connection with the Purchase and Sale Agreement, the Company recognizes a liability related to the sales of future royalties under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by the Company pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and are accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and are amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimates the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and on each balance sheet date thereafter.

The Company’s warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, holding cost, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrant liability is revalued at each reporting period and changes in fair value are recognized in other expense in the consolidated statements of operations. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	659	581
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		2,738	2,590
Total property and equipment		4,142	3,916
Less: Accumulated depreciation		(948)	(920)
Property and equipment, net		$3,194	$2,996

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development	$2,220	$2,078
Accrued employee costs	592	1,862
Accrued professional fees	288	38
Accrued expense	970	191
	$4,070	$4,169

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary Clearside Royalty LLC, a Delaware limited liability company ("Royalty Sub"), entered into the Purchase and Sale Agreement with entities managed by HealthCare Royalty Management, LLC ("HCR"), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”) and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub.

Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.1 million, representing the $32.5 million to which the Company was entitled, net of certain of HCR's transaction-related expenses which the Company agreed to reimburse. There were additional issuance costs of $1.5 million related to the Purchase and Sale Agreement resulting in net proceeds of $30.6 million. An additional $12.5 million was deposited by HCR in an escrow account which was released to HCR pursuant to the Letter Agreement described below. The terms of the Purchase and Sale Agreement also provide for an additional $20 million milestone payment to Royalty Sub upon attainment of a second pre-specified sales milestone related to 2024 XIPERE sales (the "Second Milestone Event").

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 2.5 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement if the Second Milestone Event is achieved on or prior to December 31, 2024 (the “Initial Cap”). If the Second Milestone Event is not achieved on or prior to December 31, 2024, payment of Royalties from Royalty Sub to HCR will cease when HCR has received Royalties payments equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement (the “Alternative Cap”, and together with the Initial Cap, the “Cap Amount”). In the event of a change in control, acquiror will have the option to make a payment to HCR of the Cap Amount then in effect, less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Alternative Cap. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

On December 22, 2023, the Company, through its wholly owned subsidiary Royalty Sub, entered into the Letter Agreement with the Agent amending the Purchase and Sale Agreement. Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the First Milestone Payment in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent.

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

The following table summarizes the activity of the Purchase and Sale Agreement for the three months ended March 31, 2024 (in thousands):

Royalty Purchase and Sale Agreement balance at December 31, 2023	$41,988
Non-cash interest expense	2,403
Balance at March 31, 2024	$44,391

Effective interest rate	22.0%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2024 and December 31, 2023, there were 74,731,139 and 62,850,841 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity at the time of issuance and as of March 31, 2024 had a weighted average remaining life of 2.5 years.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 Shares of its common stock; and (ii) Warrants to purchase up to 11,111,111 shares of common stock. The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable beginning August 9, 2024 and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other expense in the consolidated statements of operations. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities during the three months ended March 31, 2024 (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	712
Fair value of warrants at March 31, 2024	$11,039

The following table summarizes certain key inputs for the valuation of the Warrants at March 31, 2024:

Common stock price	$1.53
Exercise price per share	$1.62
Expected volatility	61.00%
Risk-free interest rate	4.12%
Contractual term (in years)	5.36
Expected dividend yield	—%

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$420	$311
General and administrative	382	396
Total	$802	$707

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the three months ended March 31, 2024:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2023	9,865,770	$2.83
Granted	2,606,875	1.34
Exercised	(10,000)	1.24
Forfeited	(122,815)	2.83
Options outstanding at March 31, 2024	12,339,830	2.52

Options exercisable at December 31, 2023	5,494,746	3.83

Options exercisable at March 31, 2024	6,174,281	3.58

As of March 31, 2024, the Company had $6.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

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

The total share-based compensation expense related to RSUs is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$119	$169
General and administrative	138	161
Total	$257	$330

The following table summarizes the activity related to RSUs during the three months ended March 31, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2023	834,899	$3.01
Vested	(397,594)	3.07
Non-vested RSUs outstanding at March 31, 2024	437,305	2.96

As of March 31, 2024, the Company had $1.1 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3	$3
General and administrative	—	1
Total	$3	$4

During the three months ended March 31, 2024, the Company issued 21,681 shares of common stock purchased under the 2016 ESPP.

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

Georgia Tech License Agreement

As described in Note 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2024 through 2028, as show in the table below (in thousands).

Year Ending December 31,	Amount
2024	$250
2025	250
2026	350
2027	400
2028	500
Total	$1,750

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

Pursuant to the Bausch License Agreement, Bausch paid the Company an aggregate of $20.0 million in upfront and milestone payments. In addition, Bausch has agreed to pay up to an aggregate of $55.0 million in additional milestone payments upon the achievement of (i) specified regulatory approvals for specified additional indications of XIPERE and (ii) specified levels of annual net sales (as defined in the Bausch License Agreement). Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties at increasing percentages, from the high-teens to twenty percent, based on XIPERE achieving certain annual net sales thresholds in the Territory, in each case subject to reductions in specified circumstances; provided that the Company will not receive any royalties on the first $45.0 million of cumulative net sales of all products in the Territory. Bausch launched XIPERE in the United States in the first quarter of 2022. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

Pursuant to the Arctic License Agreement, Arctic Vision has paid the Company an aggregate of $9.0 million in upfront and milestone payments. In addition, Arctic Vision has agreed to pay the Company up to $22.5 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

BioCryst Pharmaceuticals, Inc.

On November 1, 2023, the Company entered into the BioCryst License Agreement pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of DME.

The Company received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

11. Fair Value Measurements

The Company’s material financial instruments at March 31, 2024 and December 31, 2023 consisted primarily of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the liability related to the sales of future royalties (see Note 5) approximates the carrying value and is classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024 and the year ended December 31, 2023.

12. Related Party Transactions

A member of the Company's Board of Directors is chief executive officer of a company that is a vendor of the Company. As of March 31, 2024, the Company has recorded $17,000 in accounts payable and $0.2 million in accrued expense with this vendor in the consolidated balance sheets. For the three months ended March 31, 2024, the Company has recorded $0.3 million of expense in the consolidated statements of operations.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. For the three months ended March 31, 2024, the Company has recorded $75,000 in license and other revenue in the consolidated statements of operations.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss per share gives effect to all dilutive potential shares of common stock outstanding during this period. For all periods presented, the Company’s potential common stock equivalents, which included stock options, restricted stock units and common stock warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented. The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	12,339,830	8,931,659
Non-vested restricted stock units	437,305	899,041
Common stock warrants	11,140,907	29,796
	23,918,042	9,860,496

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023 appearing in our Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

In February 2023, we announced the final, positive results from the OASIS Phase 1/2a clinical trial in wet AMD. CLS-AX was well-tolerated and demonstrated a favorable safety profile across all cohorts. The full extension data for Cohorts 3 and 4 showed promising durability and signs of biological effect.

Based on the results from the OASIS trial, we are conducting a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. ODYSSEY will compare CLS-AX suprachoroidal injection and aflibercept intravitreal injection over 36 weeks and is expected to have 60 total participants with a 2:1 randomization. The primary outcome measure is a mean change in best-corrected visual acuity from baseline to week 36. The secondary outcome measures are changes in visual function and ocular anatomy, the need for supplemental treatment and treatment burden as measured by total injections over the trial duration. We began enrolling participants in May 2023 and randomized our first participants in July 2023. On October 31, 2023, we completed the recruitment of participants. The final participant was randomized to the CLS-AX treatment of the aflibercept comparator arm in December 2023. We expect to report topline data at the end of the third quarter of 2024.

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

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the FDA in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis. XIPERE commercialization rights are licensed to Bausch + Lomb in the United States and Canada and Arctic Vision in Asia, not including Japan.

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

Recent Developments

In February 2024, we entered into a securities purchase agreement, or the Purchase Agreement, with institutional investors and an existing stockholder, pursuant to which we agreed to issue and sell, in a registered direct offering (i) an aggregate of 11,111,111 shares of common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock, or the Warrants, for net proceeds of $13.9 million.

On March 14, 2024, we appointed Victor Chong, M.D., MBA to serve as our Chief Medical Officer. On April 15, 2024, we appointed Anthony S. Gibney to serve on our board of directors as a Class III director whose term will expire at our 2025 annual meeting of stockholders.

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of March 31, 2024, we had an accumulated deficit of $332.7 million. We recorded net losses of $11.8 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete the development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in the remainder of 2024 as a result of our Phase 2b clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to discover, research and develop additional product candidates and obtain regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

Macroeconomic Conditions

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, rising inflation, the U.S. Federal Reserve raising interest rates, and conflicts in Ukraine, Russia and the Middle East have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of the Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

We expense research and development costs to operations as incurred. These costs include preclinical activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself. In addition, there are expenses related to clinical trials and similar activities for each program, including costs associated with CROs. Clinical costs are recognized based on the terms of underlying agreements, as well as an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and additional information provided to us by our vendors about their actual costs incurred. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct preclinical costs or clinical costs and are separately classified as unallocated.

The following table shows our research and development expenses by program for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
XIPERE (uveitis program)	$52	$28
CLS-AX (wet AMD program)	2,258	1,359
Total	2,310	1,387
Unallocated	3,305	3,064
Total research and development expense	$5,615	$4,451

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our current or future product candidates.

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

Interest Income

Interest income consists of the accrued interest and interest income earned on our cash and cash equivalents. Interest income is not considered significant to our financial statements.

Other Expense

Other expense consists of expenses allocated to the warrants issued in connection with our registered direct offering in February 2024 and the change in fair value during the period.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies disclosed in our audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2024, other than the warrant liabilities discussed in Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Period-to-Period
	2024	2023	Change
	(in thousands)
License and other revenue	$230	$4	$226
Operating expenses:
Research and development	5,615	4,451	1,164
General and administrative	2,824	3,158	(334)
Total operating expenses	8,439	7,609	830
Loss from operations	(8,209)	(7,605)	(604)
Interest income	348	492	(144)
Other expense	(1,499)	—	(1,499)
Non-cash interest expense on liability related to the sales of future royalties	(2,403)	(2,167)	(236)
Net loss	$(11,763)	$(9,280)	$(2,483)

License and other revenue. In the three months ended March 31, 2024 and 2023, we recognized $0.2 million and $4,000, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expenses increased by $1.2 million from $4.5 million for the three months ended March 31, 2023 to $5.6 million for the three months ended March 31, 2024. This increase was primarily due to a $0.9 million increase in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial. In addition, there was a $0.4 million research and development tax credit received in the prior year.

General and administrative. General and administrative expenses decreased by $0.3 million, from $3.2 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024. This was primarily attributable to a $0.3 million decrease in professional fees.

Interest income. Interest income for the three months ended March 31, 2024 and 2023 was comprised of interest income from cash and cash equivalents. The decrease is due to the lower balance of our cash and cash equivalents.

Other expense. Other expense for the three months ended March 31, 2024 was due to the increase in fair value of the warrant liabilities from February 9, 2024, the issuance date of the warrants, to March 31, 2024 and the direct registered offering costs that were allocated to the warrants.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties for the three months ended March 31, 2024 and 2023 was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of March 31, 2024, we had cash and cash equivalents of $35.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2024, our funds were held in cash and money market funds.

On February 6, 2024, we entered into the Purchase Agreement, pursuant to which we issued and sold, in a registered direct offering: (i) an aggregate of 11,111,111 shares of our common stock; and (ii) 11,111,111 Warrants. The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable from August 9, 2024 and will expire on August 9, 2029. The net proceeds to us from the Registered Direct Offering were $13.9 million.

On January 31, 2024, or the Amendment Effective Date, we entered into a fourth amendment to the license agreement, or the Emory License Agreement, with Emory University and Georgia Tech Research Corporation, or, collectively, the Licensor, pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that we will pay the Licensor applicable to any fees or payments paid to us by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to us by a Sublicensee to reimburse us for certain research and development costs pursuant to a written agreement between us and such Sublicensee, (ii) the value of intellectual property transferred or granted to us if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of our stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by us of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by us from a Sublicensee prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026, $400,000 for 2027 and $0.5 million for 2028. We paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

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

In November 2023, we entered into a license agreement, or the BioCryst License Agreement, with BioCryst Pharmaceuticals, Inc., or BioCryst, pursuant to which we granted BioCryst an exclusive, worldwide and sublicensable license to our SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema, or DME. We received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, we are eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay us tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. Our rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). During the three months ended March 31, 2023, prior to the termination of the ATM Agreement, we sold 214,128 shares of our common stock for net proceeds of $0.3 million under the ATM Agreement.

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the three months ended March 31, 2024, we sold 339,912 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the Sales Agreement with Cantor subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide and related macroeconomic changes, such as rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, May 10, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete the clinical development of CLS-AX.

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,851)	$(7,216)
Investing activities	(57)	(115)
Financing activities	14,343	332
Net change in cash and cash equivalents	$6,435	$(6,999)

During the three months ended March 31, 2024 and 2023, our operating activities used net cash of $7.9 million and $7.2 million, respectively. The net cash used in operating activities for the three months ended March 31, 2024 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. The net cash used in operating activities for the three months ended March 31, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, as well as the supporting general and administrative costs.

During the three months ended March 31, 2024 and 2023, our investing activities used net cash of $57,000 and $0.1 million, respectively, and consisted of the acquisition of property and equipment.

During the three months ended March 31, 2024 and 2023 our net cash provided by financing activities was $14.3 million and $0.3 million, respectively. The cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock under a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement. The cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of $0.3 million of proceeds received from the sale of our common stock under the ATM Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 12, 2024. There have been no material changes to the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.1

Form of Warrant to Purchase Common Stock issued to investors in February 2024 in connection with Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the SEC on February 8, 2024).

10.1w^

Fourth Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated January 31, 2024 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the SEC on March 12, 2024).

10.2+

First Amendment to Consulting Agreement, by and between Registrant and Thomas Ciulla, dated as of February 17, 2024 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the SEC on March 12, 2024).

10.3*+	Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

+	Indicates management contract or compensatory plan.
^

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

Clearside Biomedical, Inc.

Date: May 10, 2024	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)