Form 10-Q
period 2024-06-30
Clearside Biomedical, Inc.
filed 2024-08-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 74,745,572 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,238	$28,920
Short-term investments	11,122	—
Accounts receivable	—	170
Prepaid expenses	364	722
Other current assets	44	311
Total current assets	29,768	30,123
Property and equipment, net	3,400	2,996
Operating lease right-of-use asset	736	869
Other assets	30	30
Total assets	$33,934	$34,018
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable (includes $40 and $331 to a related party as of June 30, 2024 and December 31, 2023, respectively)	$1,576	$2,205
Accrued liabilities (includes $416 and $215 to a related party as of June 30, 2024 and December 31, 2023, respectively)	3,703	4,169
Current portion of operating lease liabilities	370	364
Deferred revenue	225	75
Total current liabilities	5,874	6,813
Liability related to the sales of future royalties, net	46,731	41,988
Warrant liabilities	9,121	—
Operating lease liabilities	493	649
Other non-current liabilities	—	480
Total liabilities	62,219	49,930
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 74,731,139 and 62,850,841 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	74	63
Additional paid-in capital	311,922	304,948
Accumulated deficit	(340,280)	(320,923)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ deficit	(28,285)	(15,912)
Total liabilities and stockholders’ (deficit) equity	$33,934	$34,018

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License and other revenue (includes $81 and $156 from a related party for the three and six months ended June 30, 2024, respectively)	$90	$1,018	$320	$1,022
Operating expenses:
Cost of goods sold	—	213	—	213
Research and development (includes $243 and $503 to a related party for the three and six months ended June 30, 2024, respectively)	4,603	4,948	10,218	9,399
General and administrative	3,077	3,127	5,901	6,285
Total operating expenses	7,680	8,288	16,119	15,897
Loss from operations	(7,590)	(7,270)	(15,799)	(14,875)
Interest income	419	458	767	950
Other income, net	1,917	—	418	—
Non-cash interest expense on liability related to the sales of future royalties	(2,340)	(2,294)	(4,743)	(4,461)
Net loss	$(7,594)	$(9,106)	$(19,357)	$(18,386)
Net loss per share of common stock — basic and diluted	$(0.10)	$(0.15)	$(0.27)	$(0.30)
Weighted average shares outstanding — basic and diluted	74,731,139	61,654,520	72,292,183	61,413,343

Net loss	$(7,594)	$(9,106)	$(19,357)	$(18,386)
Unrealized loss on available-for-sale investments	(1)	—	(1)	—
Comprehensive loss	$(7,595)	$(9,106)	$(19,358)	$(18,386)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Three and Six Months Ended June 30, 2024
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	(Deficit) Equity
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$—	$(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309	—	—	4,320
Issuance of common stock under at-the-market sales agreement	339,912	—	450	—	—	450
Exercise of stock options	10,000	—	12	—	—	12
Vesting and settlement of restricted stock units	397,594	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	21,681	—	21	—	—	21
Share-based compensation expense	—	—	1,062	—	—	1,062
Net loss	—	—	—	(11,763)	—	(11,763)
Balance at March 31, 2024	74,731,139	74	310,802	(332,686)	—	(21,810)
Share-based compensation expense	—	—	1,120	—	—	1,120
Net loss	—	—	—	(7,594)	—	(7,594)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2024	74,731,139	$74	$311,922	$(340,280)	$(1)	$(28,285)

	Three and Six Months Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common stock under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common stock under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	61	300,357	(297,718)	2,700
Issuance of common stock under at-the-market sales agreement	328,147	1	361	—	362
Exercise of stock options	24,999	—	10	—	10
Share-based compensation expense	—	—	1,061	—	1,061
Net loss	—	—	—	(9,106)	(9,106)
Balance at June 30, 2023	61,717,445	$62	$301,789	$(306,824)	$(4,973)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(19,357)	$(18,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	4,743	4,461
Depreciation	72	31
Share-based compensation expense	2,182	2,102
Change in fair value of warrant liabilities	(1,206)	—
Issuance costs allocated to warrant liabilities	787	—
Amortization and accretion of available-for-sale investments, net	(109)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	795	(119)
Other assets and liabilities	(497)	(9)
Accounts payable and accrued liabilities (includes $254 to a related party for the six months ended June 30, 2024)	(1,091)	(785)
Deferred revenue	150	150
Net cash used in operating activities	(13,531)	(12,555)
Investing activities
Acquisition of property and equipment	(480)	(1,212)
Purchase of short-term investments	(11,014)	—
Net cash used in investing activities	(11,494)	(1,212)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	13,860	—
Proceeds from at-the-market sales agreement, net of issuance costs	450	657
Payments to royalty purchase and sale agreement	—	(350)
Proceeds from exercise of stock options	12	10
Proceeds from shares issued under employee stock purchase plan	21	37
Net cash provided by financing activities	14,343	354
Net decrease in cash and cash equivalents	(10,682)	(13,413)
Cash and cash equivalents, beginning of period	28,920	48,418
Cash and cash equivalent, end of period	$18,238	$35,005
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$4	$116

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

Liquidity

The Company had cash, cash equivalents and short-term investments of $29.4 million as of June 30, 2024.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of warrants, the issuance of long-term debt, and license agreements.

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

On December 22, 2023, Clearside Biomedical, Inc., through its wholly owned subsidiary Clearside Royalty LLC ("Royalty Sub"), entered into a letter agreement (the “Letter Agreement”) with HCR (as defined below) and HCR Clearside SPV, LLC (as assignee of HCR Collateral Management, LLC) (“Agent”) amending that certain Purchase and Sale Agreement, dated as of August 8, 2022, by and among Royalty Sub, HCR and Agent ("Purchase and Sale Agreement"). Pursuant to the terms of the Letter Agreement, Royalty Sub and Agent mutually agreed that Royalty Sub waived any and all rights to the $12.5 million milestone payment which was deposited in an escrow account (“First Milestone Payment") in connection with the closing of the transactions contemplated by the Purchase and Sale Agreement and agreed to the release of the First Milestone Payment to Agent.

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

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the six months ended June 30, 2024, the Company sold 339,912 shares of its common stock for net proceeds of $0.5 million under the Sales Agreement. During the six months ended June 30, 2023, the Company sold 26,316 shares of its common stock for net proceeds of $32,000 pursuant to the Sales Agreement.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash, cash equivalents and short-term investments as of the filing date, August 12, 2024 will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2024 are not indicative of results to be expected for the full year ending December 31, 2024, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, the fair value of common stock warrants, revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks using data such as patient enrollment, pass-through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued liabilities.

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

All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations and comprehensive loss based upon the recipient's underlying role within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Short-term Investments

Short-term investments are investments with original maturities of between 90 and 365 days when purchased and are comprised of treasury bills. The Company classifies its short-term investments as available-for-sale securities. Short-term investments are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Accretion on the discount associated with these investments is recorded in interest income. In addition, the Company evaluates the short-term investments with unrealized losses to determine whether such losses are other than temporary.

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

Liability Related to the Sales of Future Royalties and Non-Cash Interest Expense

In connection with the Purchase and Sale Agreement, the Company recognizes a liability related to the sales of future royalties under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The initial funds received by the Company pursuant to the terms of the Purchase and Sale Agreement were recorded as a liability and are accreted under the effective interest method up to the estimated amount of future royalties and milestone payments to be made under the Purchase and Sale Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and are amortized under the effective interest method over the estimated period the liability will be repaid. The Company estimates the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing of the receipt of royalty payments or milestones is materially different from the original estimates, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and on each consolidated balance sheet date thereafter.

The Company’s warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, holding cost, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrant liabilities are revalued at each reporting period and changes in fair value are recognized in other income (expense) in the consolidated statements of operations and comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.

This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,441	581
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		2,206	2,590
Total property and equipment		4,392	3,916
Less: Accumulated depreciation		(992)	(920)
Property and equipment, net		$3,400	$2,996

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development	$2,270	$2,078
Accrued employee costs	1,036	1,862
Accrued professional fees	34	38
Accrued expense	363	191
	$3,703	$4,169

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary Clearside Royalty LLC, a Delaware limited liability company ("Royalty Sub"), entered into the Purchase and Sale Agreement with entities managed by HealthCare Royalty Management, LLC ("HCR"), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement, the Bausch License Agreement, that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”), and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology) (collectively, "Post-Closing License Agreements"), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub. On November 1, 2023, the Company entered into the BioCryst License Agreement. The Company’s rights to milestone payments and royalties under the BioCryst License Agreement were sold to HCR pursuant to the terms of the Purchase and Sale Agreement providing for the sale of Royalties from Post-Closing License Agreements to HCR.

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

The following table summarizes the activity of the Purchase and Sale Agreement for the six months ended June 30, 2024 (in thousands):

Royalty Purchase and Sale Agreement balance at December 31, 2023	$41,988
Non-cash interest expense	4,743
Balance at June 30, 2024	$46,731

Effective interest rate	22.0%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2024 and December 31, 2023, there were 74,731,139 and 62,850,841 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity at the time of issuance and as of June 30, 2024, had a weighted average remaining life of 2.25 years.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 shares of its common stock; and (ii) Warrants to purchase up to 11,111,111 shares of common stock. The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable beginning August 9, 2024 and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other income (expense) in the consolidated statements of operations. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities during the six months ended June 30, 2024 (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(1,206)
Fair value of warrants at June 30, 2024	$9,121

The following table summarizes certain key inputs for the valuation of the Warrants at June 30, 2024:

Common stock price	$1.30
Exercise price per share	$1.62
Expected volatility	65.30%
Risk-free interest rate	4.24%
Contractual term (in years)	5.11
Expected dividend yield	—%

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$384	$295	$804	$606
General and administrative	480	437	862	833
Total	$864	$732	$1,666	$1,439

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the six months ended June 30, 2024:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2023	9,865,770	$2.83
Granted	3,034,375	1.32
Exercised	(10,000)	1.24
Forfeited	(122,815)	2.83
Options outstanding at June 30, 2024	12,767,330	2.47

Options exercisable at December 31, 2023	5,494,746	3.83

Options exercisable at June 30, 2024	6,691,528	3.45

As of June 30, 2024, the Company had $5.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$118	$163	$237	$332
General and administrative	135	163	273	324
Total	$253	$326	$510	$656

The following table summarizes the activity related to RSUs during the six months ended June 30, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2023	834,899	$3.01
Vested	(397,594)	3.07
Non-vested RSUs outstanding at June 30, 2024	437,305	2.96

As of June 30, 2024, the Company had $0.8 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2	$2	$5	$5
General and administrative	1	1	1	2
Total	$3	$3	$6	$7

During the six months ended June 30, 2024, the Company issued 21,681 shares of common stock purchased under the 2016 ESPP.

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

Georgia Tech License Agreement

As described in Note 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments in exchange for a reduction to the contractual Sublicense Percentage owed by the Company on certain fees and other payments it may receive from future sublicensing activities. The Company paid the Maintenance Fee for 2023 in February 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2024 through 2028, as show in the table below (in thousands).

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

The Company received an upfront license fee payment of $5.0 million in connection with signing of the BioCryst License Agreement. In addition, the Company is eligible to receive up to an additional $30.0 million in clinical and regulatory milestone payments, and up to a total of $47.5 million in a series of post-approval sales-based milestone payments based on the achievement of annual global net product sales milestones up to $2.0 billion. Further, during the royalty term, BioCryst has also agreed to pay the Company tiered mid-single digit royalties on annual global net product sales, with the highest royalty rate applied to sales over $1.5 billion, subject to reductions in specified circumstances. The Company amended the BioCryst License Agreement on May 20, 2024. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

11. Available-for-Sale Investments

The following table summarizes the fair value of the Company's short-term investments by type (in thousands):

	June 30, 2024
	Amortized	Unrealized	Fair
	Cost	Losses	Value
Treasury bills	$11,123	$(1)	$11,122
Total available-for-sale investments	$11,123	$(1)	$11,122

12. Fair Value Measurements

The Company’s material financial instruments at June 30, 2024 and December 31, 2023 consisted primarily of cash and cash equivalents and short-term investments. The fair values of cash and cash equivalents, short-term investments, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2024 and the year ended December 31, 2023.

The following table summarizes the assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Recorded Value
Assets:
Cash and cash equivalents	$18,238	$—	$—	$18,238
Short-term investments	11,122	—	—	11,122
Total assets	$29,360	$—	$—	$29,360

Liabilities:
Warrant liabilities	$—	$—	$9,121	$9,121
Total liabilities	$—	$—	$9,121	$9,121

	December 31, 2023
	Level 1	Level 2	Level 3	Recorded Value
Assets:
Cash and cash equivalents	$28,920	$—	$—	$28,920
Total assets	$28,920	$—	$—	$28,920

13. Related Party Transactions

A member of the Company's Board of Directors is the chief executive officer of a company that is a vendor of the Company. As of June 30, 2024, the Company has recorded $40,000 in accounts payable and $0.4 million in accrued expense with this vendor in the consolidated balance sheets. For the three and six months ended June 30, 2024, the Company has recorded $0.2 million and $0.5 million, respectively, of expense related to this vendor in the consolidated statements of operations and comprehensive loss.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. For the three and six months ended June 30, 2024, the Company has recorded $81,000 and $0.2 million, respectively, in license and other revenue in the consolidated statements of operations and comprehensive loss related to the BioCryst License Agreement.

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

	Six Months Ended June 30,
	2024	2023
Outstanding stock options	12,767,330	9,105,534
Non-vested restricted stock units	437,305	895,666
Common stock warrants	11,140,907	29,796
	24,345,542	10,030,996

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023 appearing in our Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

Based on the results from the OASIS trial, we are conducting a randomized, controlled, double-masked, Phase 2b clinical trial of CLS-AX for the treatment of wet AMD, which we refer to as ODYSSEY. ODYSSEY will compare CLS-AX suprachoroidal injection and aflibercept intravitreal injection over 36 weeks and is expected to have 60 total participants with a 2:1 randomization. The primary outcome measure is a mean change in best-corrected visual acuity from baseline to week 36. The secondary outcome measures are changes in visual function and ocular anatomy, the need for supplemental treatment and treatment burden as measured by total injections over the trial duration. We began enrolling participants in May 2023 and randomized our first participants in July 2023. On October 31, 2023, we completed the recruitment of participants. The final participant was randomized to the CLS-AX treatment or the aflibercept comparator arm in December 2023. We expect to report topline data late in the third quarter of 2024.

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuance of warrants, issuances of convertible promissory notes and loan agreements. As of June 30, 2024, we had an accumulated deficit of $340.3 million. We recorded net losses of $7.6 million and $9.1 million for the three months ended June 30, 2024 and 2023, respectively, and $19.4 million and $18.4 million for the six months ended June 30, 2024 and 2023, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete the development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in the remainder of 2024 as a result of our Phase 2b clinical trial of CLS-AX and activities related to preparation for a Phase 3 clinical trial of CLS-AX, as well as continuing our pipeline development. We also will continue our efforts to discover, research and develop additional product candidates and obtain regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis.

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

Costs of Goods Sold

Cost of goods sold are related to the sales of our SCS Microinjector kits to our licensees for approved products.

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

The following table shows our research and development expenses by program for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
XIPERE (uveitis program)	$23	$48	$75	$71
CLS-AX (wet AMD program)	1,763	1,977	4,021	3,337
Total	1,786	2,025	4,096	3,408
Unallocated	2,817	2,923	6,122	5,991
Total research and development expense	$4,603	$4,948	$10,218	$9,399

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

Other Income, Net

Other income, net consists of expenses allocated to the warrants issued in connection with our registered direct offering in February 2024 and the change in fair value during the period.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties

Non-cash interest expense on liability related to the sales of future royalties consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of share-based compensation and some of our research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our consolidated financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies disclosed in our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2024, other than the warrant liabilities discussed in Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Period-to-Period
	2024	2023	Change
	(in thousands)
License and other revenue	$90	$1,018	$(928)
Operating expenses:
Cost of goods sold	—	213	(213)
Research and development	4,603	4,948	(345)
General and administrative	3,077	3,127	(50)
Total operating expenses	7,680	8,288	(608)
Loss from operations	(7,590)	(7,270)	(320)
Interest income	419	458	(39)
Other income, net	1,917	—	1,917
Non-cash interest expense on liability related to the sales of future royalties	(2,340)	(2,294)	(46)
Net loss	$(7,594)	$(9,106)	$1,512

License and other revenue. In the three months ended June 30, 2024 and 2023, we recognized $90,000 and $1.0 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the three months ended June 30, 2023, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees of approved products.

Research and development. Research and development expenses decreased by $0.3 million from $4.9 million for the three months ended June 30, 2023 to $4.6 million for the three months ended June 30, 2024. This decrease was primarily due to a $0.2 million decrease in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial, a $0.2 million decrease in costs related to development of the SCS Microinjector and a $0.1 million decrease in costs in our preclinical programs. This is partially offset by a $0.2 million increase in recruiting and employee related costs.

General and administrative. General and administrative expenses were $3.1 million for each of the three months ended June 30, 2024 and 2023. This includes a $0.3 million decrease in professional fees offset by a $0.3 million increase in consulting and investor related fees.

Interest income. Interest income decreased by $0.1 million from $0.5 million for the three months ended June 30, 2023 to $0.4 million for the three months ended June 30, 2024. The decrease is due to the lower balance of our cash, cash equivalents and short-term investments.

Other income, net. Other income, net was $1.9 million for the three months ended June 30, 2024 and was due to the decrease in fair value of the warrant liabilities from the March 31, 2024 valuation date.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $2.3 million for each of the three months ended June 30, 2024 and 2023 and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Period-to-Period
	2024	2023	Change
	(in thousands)
License and other revenue	$320	$1,022	$(702)
Operating expenses:
Cost of goods sold	—	213	(213)
Research and development	10,218	9,399	819
General and administrative	5,901	6,285	(384)
Total operating expenses	16,119	15,897	222
Loss from operations	(15,799)	(14,875)	(924)
Interest income	767	950	(183)
Other income, net	418	—	418
Non-cash interest expense on liability related to the sales of future royalties	(4,743)	(4,461)	(282)
Net loss	$(19,357)	$(18,386)	$(971)

License and other revenue. In the six months ended June 30, 2024 and 2023, we recognized $0.3 million and $1.0 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the six months ended June 30, 2023, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expenses increased by $0.8 million from $9.4 million for the six months ended June 30, 2023 to $10.2 million for the six months ended June 30, 2024. This increase was primarily due to a $0.7 million increase in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial. In addition, there was a $0.4 million research and development tax credit received in the prior year. This is partially offset by a $0.7 million decrease in costs related to our preclinical programs.

General and administrative. General and administrative expenses decreased by $0.4 million, from $6.3 million for the six months ended June 30, 2023 to $5.9 million for the six months ended June 30, 2024. This was primarily attributable to a $0.5 million decrease in professional fees partially offset by a $0.2 million increase in consulting and investor-related fees.

Interest income. Interest income for the six months ended June 30, 2024 and 2023 was comprised of interest income from cash and cash equivalents. The decrease is due to the lower balance of our cash, cash equivalents and short-term investments.

Other income, net. Other income, net was $0.4 million for the six months ended June 30, 2024 and was due to the decrease in fair value of the warrant liabilities of $1.2 million from February 9, 2024, the issuance date of the warrants, to June 30, 2024 partially offset by $0.8 million of direct registered offering costs that were allocated to the warrants.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $4.7 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, issuance of warrants and the issuance of long-term debt. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $29.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2024, our funds were held in cash, money market funds and treasury bills.

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

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). During the six months ended June 30, 2023, prior to the termination of the ATM Agreement, we sold 515,959 shares of our common stock for net proceeds of $0.7 million under the ATM Agreement.

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the six months ended June 30, 2024, we sold 339,912 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement. During the six months ended June 30, 2023, we sold 26,316 shares of our common stock for net proceeds of $32,000 under the Sales Agreement.

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

Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, August 12, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete the clinical development of CLS-AX.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(13,531)	$(12,555)
Investing activities	(11,494)	(1,212)
Financing activities	14,343	354
Net change in cash and cash equivalents	$(10,682)	$(13,413)

During the six months ended June 30, 2024 and 2023, our operating activities used net cash of $13.5 million and $12.6 million, respectively. The net cash used in operating activities for the six months ended June 30, 2024 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, as well as the supporting general and administrative costs. The net cash used in operating activities for the six months ended June 30, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, as well as the supporting general and administrative costs.

During the six months ended June 30, 2024 and 2023, our investing activities used net cash of $11.5 million and $1.2 million, respectively. The net cash used in investing activities for the six months ended June 30, 2024 consisted of $11.0 million for the purchase of short-term investments and $0.5 million for the acquisition of property and equipment. The net cash used in investing activities for the six months ended June 30, 2023 consisted of $1.2 million for the acquisition of property and equipment.

During the six months ended June 30, 2024 and 2023, our financing activities provided net cash of $14.3 million and $0.4 million, respectively. The cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement. The cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of $0.3 million of proceeds received from the sale of our common stock under the ATM Agreement partially offset by a payment of $0.4 million related to the Purchase and Sale Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2024, we had an accumulated deficit of $340.3 million and we had cash, cash equivalents and short-term investments of $29.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash, cash equivalents and short-term investments as of the filing date, August 12, 2024, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). Our access to additional capital may be negatively affected by future recessions, downturns in the economy or the markets as a whole, or inflation.

We have no commitments for any additional financing and such commitments may not be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital, and other financial and operational matters. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*^	First Amendment to License Agreement, by and among the Registrant and BioCryst Pharmaceuticals, Inc., dated as of May 20, 2024.

10.2*+	Employment Agreement, by and between Registrant and Victor Chong, dated as of June 19, 2024.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: August 12, 2024	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)