Form 10-Q
period 2024-09-30
Clearside Biomedical, Inc.
filed 2024-11-12
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 75,843,504 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,888	$28,920
Short-term investments	9,703	—
Accounts receivable	788	170
Prepaid expenses	721	722
Other current assets	13	311
Total current assets	25,113	30,123
Property and equipment, net	3,351	2,996
Operating lease right-of-use asset	667	869
Other assets	30	30
Total assets	$29,161	$34,018
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable (includes $232 and $331 to a related party as of September 30, 2024 and December 31, 2023, respectively)	$2,361	$2,205
Accrued liabilities (includes $304 and $215 to a related party as of September 30, 2024 and December 31, 2023, respectively)	2,859	4,169
Current portion of operating lease liabilities	373	364
Deferred revenue	—	75
Total current liabilities	5,593	6,813
Liability related to the sales of future royalties, net	49,188	41,988
Warrant liabilities	8,757	—
Operating lease liabilities	412	649
Other non-current liabilities	—	480
Total liabilities	63,950	49,930
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 74,745,572 and 62,850,841 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	75	63
Additional paid-in capital	313,100	304,948
Accumulated deficit	(347,969)	(320,923)
Accumulated other comprehensive gain	5	—
Total stockholders’ deficit	(34,789)	(15,912)
Total liabilities and stockholders’ (deficit) equity	$29,161	$34,018

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License and other revenue (includes $81 and $237 from a related party for the three and nine months ended September 30, 2024, respectively)	$1,038	$859	$1,358	$1,881
Operating expenses:
Cost of goods sold	—	142	—	355
Research and development (includes $255 and $473 to a related party for the three and nine months ended September 30, 2024, respectively, and $559 and $640 for the three and nine months ended September 30, 2023, respectively)	4,128	5,134	14,346	14,533
General and administrative	2,844	2,637	8,745	8,922
Total operating expenses	6,972	7,913	23,091	23,810
Loss from operations	(5,934)	(7,054)	(21,733)	(21,929)
Interest income	338	409	1,104	1,359
Other income, net	365	—	783	—
Non-cash interest expense on liability related to the sales of future royalties	(2,457)	(2,622)	(7,200)	(7,083)
Net loss	$(7,688)	$(9,267)	$(27,046)	$(27,653)
Net loss per share of common stock — basic and diluted	$(0.10)	$(0.15)	$(0.37)	$(0.45)
Weighted average shares outstanding — basic and diluted	74,745,415	61,983,987	73,115,896	61,605,648

Net loss	$(7,688)	$(9,267)	$(27,046)	$(27,653)
Unrealized gain on available-for-sale investments	6	—	5	—
Comprehensive loss	$(7,682)	$(9,267)	$(27,041)	$(27,653)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Three and Nine Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Gain (Loss)	(Deficit) Equity
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$—	$(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309	—	—	4,320
Issuance of common stock under at-the-market sales agreement	339,912	—	450	—	—	450
Exercise of stock options	10,000	—	12	—	—	12
Vesting and settlement of restricted stock units	397,594	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	21,681	—	21	—	—	21
Share-based compensation expense	—	—	1,062	—	—	1,062
Net loss	—	—	—	(11,763)	—	(11,763)
Balance at March 31, 2024	74,731,139	74	310,802	(332,686)	—	(21,810)
Share-based compensation expense	—	—	1,120	—	—	1,120
Net loss	—	—	—	(7,595)	—	(7,595)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2024	74,731,139	74	311,922	(340,281)	(1)	(28,286)
Issuance of common stock under employee stock purchase plan	14,433	1	13	—	—	14
Share-based compensation expense	—	—	1,165	—	—	1,165
Net loss	—	—	—	(7,688)	—	(7,688)
Other comprehensive gain	—	—	—	—	6	6
Balance at September 30, 2024	74,745,572	$75	$313,100	$(347,969)	$5	$(34,789)

	Three and Nine Months Ended September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	60,639,827	$61	$298,984	$(288,438)	$10,607
Issuance of common stock under at-the-market sales agreement	214,128	—	295	—	295
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Issuance of common stock under employee stock purchase plan	38,954	—	37	—	37
Share-based compensation expense	—	—	1,041	—	1,041
Net loss	—	—	—	(9,280)	(9,280)
Balance at March 31, 2023	61,364,299	61	300,357	(297,718)	2,700
Issuance of common stock under at-the-market sales agreement	328,147	1	361	—	362
Exercise of stock options	24,999	—	10	—	10
Share-based compensation expense	—	—	1,061	—	1,061
Net loss	—	—	—	(9,106)	(9,106)
Balance at June 30, 2023	61,717,445	62	301,789	(306,824)	(4,973)
Issuance of common stock under at-the-market sales agreement	303,894	—	266	—	266
Exercise of stock options	56,817	—	23	—	23
Issuance of common stock under employee stock purchase plan	29,155	—	28	—	28
Share-based compensation expense	—	—	1,074	—	1,074
Net loss	—	—	—	(9,267)	(9,267)
Balance at September 30, 2023	62,107,311	$62	$303,180	$(316,091)	$(12,849)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(27,046)	$(27,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	7,200	7,083
Depreciation	147	47
Share-based compensation expense	3,347	3,176
Change in fair value of warrant liabilities	(1,570)	—
Issuance costs allocated to warrant liabilities	787	—
Amortization and accretion of available-for-sale investments, net	(286)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	(1,030)
Other assets and liabilities	(506)	(15)
Accounts payable and accrued liabilities (includes $223 to a related party for the nine months ended September 30, 2024)	(1,123)	(33)
Deferred revenue	(75)	(205)
Net cash used in operating activities	(19,444)	(18,630)
Investing activities
Acquisition of property and equipment	(533)	(1,657)
Purchase of short-term investments	(16,912)	—
Maturity of short-term investments	7,500	—
Net cash used in investing activities	(9,945)	(1,657)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	13,860	—
Proceeds from at-the-market sales agreement, net of issuance costs	450	923
Payments to royalty purchase and sale agreement	—	(350)
Proceeds from exercise of stock options	12	33
Proceeds from shares issued under employee stock purchase plan	35	65
Net cash provided by financing activities	14,357	671
Net decrease in cash and cash equivalents	(15,032)	(19,616)
Cash and cash equivalents, beginning of period	28,920	48,418
Cash and cash equivalent, end of period	$13,888	$28,802
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$31	$277

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

Liquidity

The Company had cash, cash equivalents and short-term investments of $23.6 million as of September 30, 2024.

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

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $250,000 for 2023 through 2025, $350,000 for 2026, $400,000 for 2027 and $500,000 for 2028. The Company paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

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

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). The Company sold 515,959 shares of its common stock for net proceeds of $0.7 million under its ATM Agreement with Cowen and Company, LLC during the nine months ended September 30, 2023, prior to the termination of the ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the nine months ended September 30, 2024, the Company sold 339,912 shares of its common stock for net proceeds of $0.5 million under the Sales Agreement. During the nine months ended September 30, 2023, the Company sold 330,210 shares of its common stock for net proceeds of $0.4 million pursuant to the Sales Agreement. Subsequent to September 30, 2024, the Company sold 1,097,932 shares of its common stock for net proceeds of $1.3 million pursuant to the Sales Agreement.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash, cash equivalents and short-term investments as of the filing date, November 12, 2024, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements include the results of the financial operations of Clearside Biomedical, Inc. and Royalty Sub, which was formed for the purposes of the transactions contemplated by the Purchase and Sale Agreement described in Note 5. All intercompany balances and transactions have been eliminated.

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2024 are not indicative of results to be expected for the full year ending December 31, 2024, any other interim periods or any future year or period. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 12, 2024.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks using data such as participant enrollment, pass-through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued liabilities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.

This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,544	581
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		2,129	2,590
Total property and equipment		4,418	3,916
Less: Accumulated depreciation		(1,067)	(920)
Property and equipment, net		$3,351	$2,996

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development	$1,050	$2,078
Accrued employee costs	1,474	1,862
Accrued professional fees	34	38
Accrued expense	301	191
	$2,859	$4,169

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

The following table summarizes the activity of the Purchase and Sale Agreement for the nine months ended September 30, 2024 (in thousands):

Royalty Purchase and Sale Agreement balance at December 31, 2023	$41,988
Non-cash interest expense	7,200
Balance at September 30, 2024	$49,188

Effective interest rate	22.0%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2024 and December 31, 2023, there were 74,745,572 and 62,850,841 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company, and are immediately exercisable. The warrants were recorded in equity at the time of issuance and as of September 30, 2024, had a weighted average remaining life of 2.0 years.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 shares of its common stock; and (ii) Warrants to purchase up to 11,111,111 shares of common stock. The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants will be exercisable beginning August 9, 2024 and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other income, net in the consolidated statements of operations and comprehensive loss. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities during the nine months ended September 30, 2024 (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(1,570)
Fair value of warrants at September 30, 2024	$8,757

The following table summarizes certain key inputs for the valuation of the Warrants at September 30, 2024:

Common stock price	$1.27
Exercise price per share	$1.62
Expected volatility	65.80%
Risk-free interest rate	3.52%
Contractual term (in years)	4.86
Expected dividend yield	—%

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$386	$308	$1,190	$914
General and administrative	521	460	1,383	1,293
Total	$907	$768	$2,573	$2,207

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the nine months ended September 30, 2024:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2023	9,865,770	$2.83
Granted	3,034,375	1.32
Exercised	(10,000)	1.24
Forfeited	(138,724)	2.86
Options outstanding at September 30, 2024	12,751,421	2.47

Options exercisable at December 31, 2023	5,494,746	3.83

Options exercisable at September 30, 2024	7,353,005	3.27

As of September 30, 2024, the Company had $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$118	$143	$355	$475
General and administrative	137	160	410	484
Total	$255	$303	$765	$959

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2023	834,899	$3.01
Vested	(397,594)	3.07
Non-vested RSUs outstanding at September 30, 2024	437,305	2.96

As of September 30, 2024, the Company had $0.6 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 0.9 years.

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

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2	$3	$7	$8
General and administrative	1	—	2	2
Total	$3	$3	$9	$10

During the nine months ended September 30, 2024, the Company issued 36,114 shares of common stock purchased under the 2016 ESPP.

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

Georgia Tech License Agreement

As described in Note 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments in exchange for a reduction to the contractual Sublicense Percentage owed by the Company on certain fees and other payments it may receive from future sublicensing activities. The Company paid the $0.3 million Maintenance Fee for 2023 in February 2024 and the $0.3 million Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2025 through 2028, as show in the table below (in thousands).

Year Ending December 31,	Amount
2025	$250
2026	350
2027	400
2028	500
Total	$1,500

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

11. Available-for-Sale Investments

The following table summarizes the fair value of the Company's short-term investments by type (in thousands):

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Treasury bills	$9,698	$6	$(1)	$9,703
Total available-for-sale investments	$9,698	$6	$(1)	$9,703

12. Fair Value Measurements

The Company’s material financial instruments at September 30, 2024 and December 31, 2023 consisted primarily of cash and cash equivalents and short-term investments. The fair values of cash and cash equivalents, short-term investments, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2024 and the year ended December 31, 2023.

The following table summarizes the assets and liabilities that are measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Recorded Value
Assets:
Cash and cash equivalents	$13,888	$—	$—	$13,888
Short-term investments	9,703	—	—	9,703
Total assets	$23,591	$—	$—	$23,591

Liabilities:
Warrant liabilities	$—	$—	$8,757	$8,757
Total liabilities	$—	$—	$8,757	$8,757

	December 31, 2023
	Level 1	Level 2	Level 3	Recorded Value
Assets:
Cash and cash equivalents	$28,920	$—	$—	$28,920
Total assets	$28,920	$—	$—	$28,920

13. Related Party Transactions

A member of the Company's Board of Directors is the chief executive officer of a company that is a vendor of the Company. As of September 30, 2024, the Company has recorded $0.2 million in accounts payable and $0.3 million in accrued expense with this vendor in the consolidated balance sheets. The Company has recorded $0.3 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, of expense related to this vendor in the consolidated statements of operations and comprehensive loss.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. For the three and nine months ended September 30, 2024, the Company has recorded $81,000 and $0.2 million, respectively, in license and other revenue in the consolidated statements of operations and comprehensive loss related to the BioCryst License Agreement.

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

	Nine Months Ended September 30,
	2024	2023
Outstanding stock options	12,751,421	10,116,074
Non-vested restricted stock units	437,305	869,178
Common stock warrants	11,140,907	29,796
	24,329,633	11,015,048

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

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye through the suprachoroidal space, or SCS®. Our novel SCS injection platform, utilizing our proprietary SCS Microinjector®, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to the macula, retina or choroid to potentially preserve and improve vision in participants with sight-threatening eye diseases. Our SCS injection platform can be used in conjunction with existing drugs designed for delivery to the SCS, novel therapies and future therapeutic innovations. We believe our proprietary suprachoroidal administration platform has the potential to become a standard for delivery of therapies intended to treat chorioretinal diseases.

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the charts below:

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

Based on the results from the OASIS trial, we conducted a randomized, active-controlled, double-masked, parallel-group, multicenter, 36-week, Phase 2b clinical trial of CLS-AX in participants with wet AMD previously treated with intravitreal anti-vascular endothelial growth factor, or VEGF, which is the standard of care therapy for the treatment of wet AMD. The trial is referred to as ODYSSEY. A total of 60 participants were treated for 36 weeks and randomized to either CLS-AX (1 mg) or aflibercept (2 mg) with a 2:1 randomization schedule (40 participants in CLS-AX arm and 20 participants in aflibercept arm). CLS-AX was administered by suprachoroidal injection via our SCS Microinjector, and aflibercept was administered via intravitreal injection. Participants in the trial were determined to have active disease with a median duration of wet AMD diagnosis of 9.9 months. Eligible participants underwent diagnostic imaging at their screening visit, followed by masked reading center confirmation of persistent active disease.

On October 9, 2024, we announced positive topline results from the ODYSSEY trial of CLS-AX for the treatment of wet AMD. The ODYSSEY trial achieved its primary and secondary outcomes including the mean change from baseline in best corrected visual acuity, or BCVA, changes from baseline in visual function and ocular anatomy, the need for supplemental treatment, treatment burden as measured by total injections over the trial duration, and safety measures.

Participants in the trial maintained stable BCVA throughout the trial as measured by the mean change in BCVA from baseline to week 36. In addition, participants maintained stable central subfield retinal thickness, or CSRT, throughout the trial as measured by the mean change in CSRT from baseline to week 36, as confirmed by the independent reading center.

In terms of durability, after receiving the baseline CLS-AX dose, 100% (40/40) of participants went 3 months without receiving any additional treatment, 90% (35/39) of participants went 4 months without receiving any additional treatment, 81% (30/37) of participants went 5 months without receiving any additional treatment and 67% (26/39) of participants went 6 months without receiving any additional treatment before mandatory re-dosing at week 24. If intervention were strictly based on the disease activity assessment criteria, 100% (40/40) of participants would have gone 3 months without receiving any additional treatment, 95% (37/39) of CLS-AX participants would have gone 4 months without receiving any additional treatment, 87% (32/37) of participants would have gone 5 months without receiving any additional treatment and 79% (30/38) of participants would have gone 6 months without receiving any additional treatment before mandatory re-dosing at week 24.

Additionally, we observed reduced injection frequency by 84% in the 24 weeks after baseline compared to the average monthly injections in the 24 weeks prior to screening.

CLS-AX was well-tolerated with a safety profile through 36 weeks that included mandatory re-dosing of CLS-AX at week 24. There were no reported ocular serious adverse events, or SAEs, and no treatment or injection procedure-related SAEs. All ocular adverse events were considered clinically mild in both groups. We observed similar discontinuation rates in the CLS-AX and aflibercept arms.

Although our Phase 3 plans are in development and subject to change, we are currently planning to run two Phase 3 trials with aflibercept 2 mg as a comparator. We are likely to conduct the studies in treatment-naïve patients with a flexible dosing component, consistent with the Phase 3 trial designs for recently approved aflibercept high dose and faricimab. We expect to conduct an End-of-Phase 2 meeting with the FDA in early 2025 to align on the essential components of our Phase 3 program.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space. Our research team is currently evaluating various small molecules through in vivo models for the potential treatment of geographic atrophy, or GA. We believe that GA is primarily a choroidal disease. Delivery of small molecules via suprachoroidal injection enables comprehensive drug coverage of both the retina and choroid, while also potentially minimizing systemic and anterior segment side effects.

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch + Lomb, Arctic Vision, REGENXBIO, Inc., Aura Biosciences and BioCryst Pharmaceuticals, Inc.

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the FDA in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis. XIPERE commercialization rights are licensed to Bausch + Lomb in the United States and Canada and Arctic Vision in the Asia Pacific region, not including Japan.

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuance of warrants, issuances of convertible promissory notes and loan agreements. As of September 30, 2024, we had an accumulated deficit of $348.0 million. We recorded net losses of $7.7 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively, and $27.0 million and $27.7 million for the nine months ended September 30, 2024 and 2023, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of our product candidates, as well as discovering compounds and developing proprietary formulations to utilize with our SCS Microinjector.

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

We expense research and development costs to operations as incurred. These costs include preclinical activities, such as manufacturing and stability and toxicology studies, that are supportive of the product candidate itself. In addition, there are expenses related to clinical trials and similar activities for each program, including costs associated with CROs. Clinical costs are recognized based on the terms of underlying agreements, as well as an evaluation of the progress to completion of specific tasks using data such as participant enrollment, clinical site activations and additional information provided to us by our vendors about their actual costs incurred. Expenses related to activities that support more than one development program or activity, such as salaries, share-based compensation and depreciation, are not classified as direct preclinical costs or clinical costs and are separately classified as unallocated.

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
XIPERE (uveitis program)	$6	$10	$81	$86
CLS-AX (wet AMD program)	942	2,810	4,963	6,146
Total	948	2,820	5,044	6,232
Unallocated	3,180	2,314	9,302	8,301
Total research and development expense	$4,128	$5,134	$14,346	$14,533

Our expenses related to clinical trials are based on estimates of participant enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended under contracts with research institutions, consultants and CROs that conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of participant enrollment and activity according to the protocol. If future timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we would modify our estimates of accrued expenses accordingly on a prospective basis.

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
•
per participant trial costs;
•
the number of participants that participate in the trials;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible participants;
•
the number of doses that participants receive;
•
the drop-out or discontinuation rates of participants;
•
potential additional safety monitoring or other studies requested by regulatory agencies;

•
the duration of participant follow-up; and
•
the efficacy and safety profiles of the product candidates.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our consolidated financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies disclosed in our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2024, other than the warrant liabilities discussed in Note 2 to the consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Period-to-Period
	2024	2023	Change
	(in thousands)
License and other revenue	$1,038	$859	$179
Operating expenses:
Cost of goods sold	—	142	(142)
Research and development	4,128	5,134	(1,006)
General and administrative	2,844	2,637	207
Total operating expenses	6,972	7,913	(941)
Loss from operations	(5,934)	(7,054)	1,120
Interest income	338	409	(71)
Other income, net	365	—	365
Non-cash interest expense on liability related to the sales of future royalties	(2,457)	(2,622)	165
Net loss	$(7,688)	$(9,267)	$1,579

License and other revenue. In the three months ended September 30, 2024 and 2023, we recognized $1.0 million and $0.9 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the three months ended September 30, 2023, we recognized $0.1 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees of approved products.

Research and development. Research and development expenses decreased by $1.0 million from $5.1 million for the three months ended September 30, 2023 to $4.1 million for the three months ended September 30, 2024. This decrease was primarily due to a $1.9 million decrease in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial. This is partially offset by a $0.2 million increase in employee related costs, a $0.2 million increase in device development and a $0.3 million research and development tax credit received in the prior year.

General and administrative. General and administrative expenses increased by $0.2 million from $2.6 million for the three months ended September 30, 2023 to $2.8 million for the three months ended September 30, 2024. This is primarily due to an increase in patent-related expenses and consulting fees.

Interest income. Interest income decreased by $0.1 million from $0.4 million for the three months ended September 30, 2023 to $0.3 million for the three months ended September 30, 2024. The decrease is due to the lower balance of our cash, cash equivalents and short-term investments.

Other income, net. Other income, net was $0.4 million for the three months ended September 30, 2024 and was due to the decrease in fair value of the warrant liabilities from the June 30, 2024 valuation date.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $2.5 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Period-to-Period
	2024	2023	Change
	(in thousands)
License and other revenue	$1,358	$1,881	$(523)
Operating expenses:
Cost of goods sold	—	355	(355)
Research and development	14,346	14,533	(187)
General and administrative	8,745	8,922	(177)
Total operating expenses	23,091	23,810	(719)
Loss from operations	(21,733)	(21,929)	196
Interest income	1,104	1,359	(255)
Other income, net	783	—	783
Non-cash interest expense on liability related to the sales of future royalties	(7,200)	(7,083)	(117)
Net loss	$(27,046)	$(27,653)	$607

License and other revenue. In the nine months ended September 30, 2024 and 2023, we recognized $1.4 million and $1.9 million, respectively, of revenue associated with our license agreements, which includes revenue for services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the nine months ended September 30, 2023, we recognized $0.4 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expenses decreased by $0.2 million from $14.5 million for the nine months ended September 30, 2023 to $14.3 million for the nine months ended September 30, 2024. This decrease was primarily due to a $1.2 million decrease in costs related to the CLS-AX program, which includes costs for ODYSSEY, our Phase 2b clinical trial, and a $0.7 million decrease in costs related to our preclinical programs. This is partially offset by a $0.3 million increase in consulting fees, a $0.2 million increase in recruiting fees, a $0.1 million increase in depreciation and a $0.1 million increase in the amortization of a license maintenance fee. In addition, there was a $0.8 million research and development tax credit received in the prior year.

General and administrative. General and administrative expenses decreased by $0.2 million, from $8.9 million for the nine months ended September 30, 2023 to $8.7 million for the nine months ended September 30, 2024. This was primarily attributable to a $0.6 million decrease in professional fees partially offset by a $0.4 million increase in consulting fees.

Interest income. Interest income decreased by $0.3 million from $1.4 million for the nine months ended September 30, 2023 to $1.1 million for the nine months ended September 30, 2024. The decrease is due to the lower balance of our cash, cash equivalents and short-term investments.

Other income, net. Other income, net was $0.8 million for the nine months ended September 30, 2024 and was due to the decrease in fair value of the warrant liabilities of $1.6 million from February 9, 2024, the issuance date of the warrants, to September 30, 2024 partially offset by $0.8 million of direct registered offering costs that were allocated to the warrants.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $7.2 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, issuance of warrants and the issuance of long-term debt. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $23.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2024, our funds were held in cash, money market funds and treasury bills.

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

On January 31, 2024, or the Amendment Effective Date, we entered into a fourth amendment to the license agreement, or the Emory License Agreement, with Emory University and Georgia Tech Research Corporation, or, collectively, the Licensor, pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that we will pay the Licensor applicable to any fees or payments paid to us by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to us by a Sublicensee to reimburse us for certain research and development costs pursuant to a written agreement between us and such Sublicensee, (ii) the value of intellectual property transferred or granted to us if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of our stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by us of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by us from a Sublicensee prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for each of 2026 and 2027 and $0.5 million for 2028. We paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

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

In May 2023, we terminated our at-the-market sales agreement with Cowen and Company, LLC (the "ATM Agreement"). During the nine months ended September 30, 2023, prior to the termination of the ATM Agreement, we sold 515,959 shares of our common stock for net proceeds of $0.7 million under the ATM Agreement.

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the nine months ended September 30, 2024, we sold 339,912 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement. During the nine months ended September 30, 2023, we sold 330,210 shares of our common stock for net proceeds of $0.4 million under the Sales Agreement. Subsequent to September 30, 2024, we sold 1,097,932 shares of our common stock for net proceeds of $1.3 million under the Sales Agreement .

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

Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, November 12, 2024, will enable us to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete the clinical development of CLS-AX.

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

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(19,444)	$(18,630)
Investing activities	(9,945)	(1,657)
Financing activities	14,357	671
Net change in cash and cash equivalents	$(15,032)	$(19,616)

During the nine months ended September 30, 2024 and 2023, our operating activities used net cash of $19.4 million and $18.6 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2024 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, as well as the supporting general and administrative costs. The net cash used in operating activities for the nine months ended September 30, 2023 was due to ongoing research and development expenses to develop our pipeline and startup costs for ODYSSEY, as well as the supporting general and administrative costs.

During the nine months ended September 30, 2024 and 2023, our investing activities used net cash of $9.9 million and $1.7 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2024 consisted of $16.9 million for the purchase of short-term investments and $0.5 million for the acquisition of property and equipment, partially offset by $7.5 million of maturity of short-term investments. The net cash used in investing activities for the nine months ended September 30, 2023 consisted of $1.7 million for the acquisition of property and equipment.

During the nine months ended September 30, 2024 and 2023, our financing activities provided net cash of $14.4 million and $0.7 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement. The cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of $0.9 million of proceeds received from the sale of our common stock under the ATM Agreement partially offset by a payment of $0.4 million related to the Purchase and Sale Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2024, we had an accumulated deficit of $348.0 million and we had cash, cash equivalents and short-term investments of $23.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash, cash equivalents and short-term investments as of the filing date, November 12, 2024, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: November 12, 2024	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)