Form 10-K
period 2024-12-31
Clearside Biomedical, Inc.
filed 2025-03-27
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Clearside Biomedical, Inc. voting and non-voting common equity held by non-affiliates as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $1.30 as reported on the Nasdaq Global Market on that date was approximately $92,000,000.

As of March 24, 2025, the registrant had 77,143,872 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, to be filed (no later than 120 days after December 31, 2024) pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

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
•
our ability to continue as a going concern;
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
•
our ability to attract and retain qualified employees and key personnel;
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
•
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.
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

We believe treatment of eye disease via suprachoroidal injection may provide a number of benefits, including a non-surgical procedure, lower frequency of administration, limited exposure to non-targeted tissues, faster onset of therapeutic effect and an improved safety profile. With suprachoroidal injections, product candidates are administered to the retina and choroid, limiting exposure to non-target tissues. In contrast, intravitreal injections, the current standard for delivery of many drugs for eye diseases, rely on diffusion of drug outward from the vitreous, a jelly-like substance that occupies the central portion of the eye, to the retina and choroid. This diffusion can result in lower concentrations of drug in these targeted areas and the drug spreading to unintended parts of the eye, potentially causing significant side effects. Furthermore, a natural pressure gradient between the intraocular pressure, or IOP, and the SCS pressure drives suprachoroidal injectates posteriorly towards the macula, which facilitates treatment of macular disorders with this office-based approach, without the need for an intraocular catheter or other surgical techniques. In summary, delivery of agents via suprachoroidal administration offers potential advantages to other ocular drug administration techniques.

On January 1, 2024, a permanent Category 1 Current Procedural Terminology, or CPT, code was granted for the suprachoroidal injection of pharmacologic agents. We believe the Category 1 code may facilitate better access, insurance coverage and adoption of the suprachoroidal injection procedure.

Our extensive patent portfolio provides us with the right to develop and commercialize pharmacological agents for treatment of eye diseases via suprachoroidal injection. We believe this proprietary method of administration has the potential to become the standard for the delivery of therapies intended to treat retinal and choroidal diseases. Our intellectual property portfolio consists of 34 issued U.S. patents and more than 80 European and international patents broadly directed to the use of the SCS Microinjector, administration of any drug into the SCS by injection, as well as XIPERE and our product candidates.

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

Our most advanced clinical development product candidate is a proprietary suspension of axitinib, a tyrosine kinase inhibitor, or TKI, for suprachoroidal injection, which we refer to as CLS-AX. We have successfully completed two clinical trials with CLS-AX in participants with neovascular age-related macular degeneration, commonly referred to as wet AMD.

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the TKI axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is an inhibitor of vascular endothelial growth factor receptor-1, -2 and -3 that we believe may benefit patients as a potential longer duration maintenance therapy alongside other anti-vascular endothelial growth factor, or anti-VEGF, therapies. We are developing CLS-AX for administration to the SCS as a long-acting therapy for wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

AMD is the leading cause of irreversible blindness in adults over 55 years old in developed countries. Approximately 20 million individuals in the United States aged 40 and older are affected with AMD, with a global prevalence of 170 million. Aging is the greatest risk factor; therefore, the United States prevalence of AMD is anticipated to increase to 22 million by 2050, while the global prevalence is expected to increase to 288 million by 2040. An estimated 10% to 15% of people with AMD will develop the wet form, which refers to the advanced neovascular stage of the disease in which blood vessels leak blood and fluid into the macula and damage photoreceptor cells. Wet AMD often progresses rapidly and causes substantial loss of central vision if left untreated. Current wet AMD therapy has a ceiling of efficacy as increased dosage or more intense regimens yield limited or no additional visual benefit and require adherence to a regimen of frequent injections. This treatment burden is further highlighted by recent large “real-world” retrospective studies of wet AMD which underscore the difficulty in adhering to regimens. These real-world studies demonstrate that patients are undertreated, receiving only 6 to 7 injections per year on average, resulting in mean improvement of only one to three letters in visual acuity after one year of treatment. The current anti-VEGF market for the treatment of retinal diseases consists of several drugs that generated aggregate 2020 sales of approximately $14.3 billion globally.

Axitinib is currently approved to treat renal cell cancer. Because it is a well-characterized small molecule instead of a novel complex biologic, we believe there is potential for less immune response and inflammation compared to some new, contemporary biologic agents. Also, compared to other TKIs, axitinib has shown better biocompatibility with ocular cells, including retinal pigment epithelial cells, which may potentially translate to safety benefits. Other TKIs have shown biologic effect in wet AMD clinical trials when delivered systemically, topically and intravitreally, including with device implants. However, each of these routes of administration have been associated with off-target effects. Consequently, a limitation of TKIs may be associated with the delivery of the drug and not a result of the mechanism of action. Importantly, we believe that administration of CLS-AX to the SCS using our SCS Microinjector, may minimize the occurrence of related adverse events, such as vitreous floaters, "snow globe" effect or corneal off-target effects seen with other TKI administration techniques.

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

OASIS Phase 1/2a Clinical Trial

OASIS was our Phase 1/2a clinical trial of CLS-AX in participants with wet AMD. OASIS was an open-label, dose-escalation clinical trial to assess the safety and tolerability of single doses of CLS-AX administered through suprachoroidal injection following two or more prior treatments with aflibercept, an intravitreal anti-VEGF agent, dosed at screening. All participants were highly treatment-experienced wet AMD participants with active disease at screening. The primary endpoint for the trial assessed the safety and tolerability of CLS-AX for the three months following the administration of CLS-AX, and secondary endpoints evaluated the pharmacokinetics, visual function, ocular anatomy and the need for additional treatment with intravitreal aflibercept during the three- and six-month periods.

The trial consisted of four cohorts at the following doses of CLS-AX delivered via suprachoroidal injection: Cohort 1 at 0.03 mg; Cohort 2 at 0.1 mg; Cohort 3 at 0.5 mg; Cohort 4 at 1.0 mg. We enrolled a total of 27 participants across the four cohorts. These four cohorts allowed us to collect more CLS-AX patient data to help guide our selection of the most appropriate dosing protocol for ODYSSEY, our Phase 2b clinical trial of CLS-AX for the treatment of wet AMD. Participants in Cohorts 2, 3, and 4 who elected to participate in an extension study were followed for an additional 3 months.

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

On February 2, 2023, we announced positive results from the completed OASIS extension study. CLS-AX was well-tolerated and demonstrated a favorable safety profile across all cohorts in both the three-month dose-escalation portion (n=27) and the extension study (n=14). No serious adverse events, treatment emergent adverse events related to study or dose limiting toxicities were observed. In addition, there were no adverse events related to inflammation, vasculitis or vascular occlusion, no vitreous “floaters” or dispersion of CLS-AX into the vitreous and no retinal detachments, endophthalmitis or adverse events related to IOP. The full extension data for Cohorts 3 and 4 (n=12) showed promising durability, with a 77% - 85% reduction in treatment burden observed compared to the average monthly injections in the six months before CLS-AX administration. In Cohorts 3 and 4 of the extension study, CLS-AX showed signs of biologic effect with stable mean best corrected visual acuity, or BCVA, and stable mean central subfield thickness to the six-month timepoint. On Optical Coherence Tomography, or OCT, images, anatomical signs of TKI biologic effect were observed in anti-VEGF treatment experienced sub-responders.

ODYSSEY Phase 2b Clinical Trial

Based on the results from the OASIS trial, we conducted ODYSSEY, a randomized, active-controlled, double-masked, parallel-group, multicenter, 36-week, Phase 2b clinical trial of CLS-AX in participants with wet AMD previously treated with intravitreal anti-vascular, or VEGF, which is the standard of care therapy for the treatment of wet AMD. A total of 60 participants were treated for 36 weeks and randomized to either CLS-AX (1 mg) or aflibercept (2 mg) with a 2:1 randomization schedule (40 participants in CLS-AX arm and 20 participants in aflibercept arm). CLS-AX was administered by suprachoroidal injection via our SCS Microinjector, and aflibercept was administered via intravitreal injection. Participants in the trial were determined to have active disease with a median duration of wet AMD diagnosis of 9.9 months. Eligible participants underwent diagnostic imaging at their screening visit, followed by masked reading center confirmation of persistent active disease.

In October 2024, we announced positive topline results from the ODYSSEY trial. The ODYSSEY trial achieved its primary and secondary outcomes including the mean change from baseline in BCVA, changes from baseline in visual function and ocular anatomy, the need for supplemental treatment, treatment burden as measured by total injections over the trial duration, and safety measures.

Participants in the trial maintained stable BCVA throughout the trial as measured by the mean change in BCVA from baseline to week 36. In addition, participants maintained stable central subfield retinal thickness, or CSRT, throughout the trial as measured by the mean change in CSRT from baseline to week 36, as confirmed by the independent reading center.

In terms of durability, after receiving the baseline CLS-AX dose, 100% (40/40) of participants went 3 months without receiving any additional treatment, 90% (35/39) of participants went 4 months without receiving any additional treatment, 81% (30/37) of participants went five months without receiving any additional treatment and 67% (26/39) of participants went 6 months without receiving any additional treatment before mandatory re-dosing at week 24. If intervention were strictly based on the disease activity assessment criteria, 100% (40/40) of participants would have gone 3 months without receiving any additional treatment, 95% (37/39) of CLS-AX participants would have gone 4 months without receiving any additional treatment, 87% (32/37) of participants would have gone five months without receiving any additional treatment and 79% (30/38) of participants would have gone six months without receiving any additional treatment before mandatory re-dosing at week 24.

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

CLS-AX Phase 3

Although our Phase 3 plans are in development and subject to change, we currently plan to run two pivotal, non-inferiority Phase 3 trials with aflibercept 2 mg as a comparator. We are likely to conduct the studies in treatment-naïve patients with a flexible dosing component, consistent with the Phase 3 trial designs for recently approved aflibercept high dose and faricimab. As part of the planned protocol, at screening, participants will be required to have a BCVA reading between 20/80 to 20/32. In addition, the CST reading on the OCT must be less than 500 microns.

We conducted an End-of-Phase 2 meeting with the FDA in the first quarter of 2025 and gained alignment on the essential components of our Phase 3 program. We are preparing to be ready to initiate both clinical trials in the second half of 2025, subject to our ability to pay for the trials. We are actively pursuing options to fund our Phase 3 CLS-AX program, including potentially partnering with one or more third parties.

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space. Our research team is currently evaluating two small molecules through in vivo models for the potential treatment of geographic atrophy, or GA. We believe that GA is primarily a choroidal disease and that delivery of small molecules via suprachoroidal injection enables comprehensive drug coverage of both the retina and choroid, while also potentially minimizing systemic and anterior segment side effects. We are also exploring CLS-AX for the treatment of diabetic retinopathy and the combination of CLS-AX and a steroid, triamcinolone acetonide, or TA, for diabetic macular edema, or DME.

XIPERE (triamcinolone acetonide injectable suspension) for suprachoroidal use

Our first product, XIPERE, formerly known as CLS-TA, is a proprietary, preservative-free suspension of the corticosteroid triamcinolone acetonide for suprachoroidal use. Corticosteroids are the standard of care in uveitis. They are effective at treating the inflammatory aspect of ocular disease, but when delivered locally, either topically as drops, intravitreally or by periocular injection, they have been associated with significant side effects, such as cataract formation or exacerbation and elevated IOP, which can lead to glaucoma.

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

XIPERE is commercially available in the United States through Bausch + Lomb, our commercialization partner, as described below.

External Collaborations Pipeline

In order to expand the global reach of our suprachoroidal injection platform, we have strategically partnered the use of our SCS Microinjector and some of our assets for development and/or commercialization and intend to continue partnering our assets. By entering into these partnerships, we have been able to expand the use of our suprachoroidal injection platform to other indications and geographies globally. We currently have collaborations with Bausch + Lomb, Arctic Vision, REGENXBIO, Inc., Aura Biosciences, Inc. and BioCryst Pharmaceuticals, Inc. As discussed below in “—Royalty Purchase and Sale Agreement”, under certain conditions we are obligated to pay HealthCare Royalty Management, LLC, or HCR, any such royalties or milestone payments until we have satisfied our obligations under the Purchase and Sale Agreement.

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

Arctic Vision refers to XIPERE as ARVN001 or the brand name ARCATUS in its territory.

In March 2022, Arctic Vision announced dosing of the first patient in a Phase 1 clinical trial of ARVN001 in China for the treatment of diabetic macular edema.

In September 2023, Arctic Vision completed enrollment in its Phase 3 randomized, double-blind, placebo-controlled clinical trial in China for suprachoroidal use of ARCATUS for the treatment of uveitic macular edema. In July 2024, Arctic Vision announced positive topline results from its Phase 3 uveitic macular edema clinical trial in China.

In November 2024, Arctic Vision announced that it signed a new commercial collaboration agreement with Santen Pharmaceutical Co., Ltd. for ARVN001 for the treatment of uveitic macular edema and certain other ophthalmic indications under development. Under the terms and conditions of the agreement, Arctic Vision has granted the rights of ARVN001 to Santen to commercialize ARVN001 in China excluding Taiwan, Hong Kong and Macau.

In January 2025, Arctic Vision announced that its NDAs for ARCATUS for the treatment of uveitic macular edema were approved by the Therapeutic Goods Administration of Australia and the Health Sciences Authority in Singapore.

In February 2025, Arctic Vision announced its NDA for ARCATUS for the treatment of uveitic macular edema was formally accepted for review by the Center for Drug Evaluation of China National Medical Products Administration.

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

During the past several years, gene therapy has demonstrated in preclinical studies and clinical trials conducted by third parties that genetic material can be effectively and tolerably introduced to the retinal tissues, most often using an adeno-associated virus, or AAV. Safe and reproducible delivery of gene therapy vector into the subretinal space is essential for successful targeting of the retinal pigment epithelium, or RPE, and photoreceptor rods or cones. Currently, the only approved retinal gene therapy and most investigational retinal gene therapies are delivered via retinal surgery at a limited number of specialized ocular gene therapy treatment centers. During the pars plana vitrectomy surgery, the surgeon creates a small hole in the retina to inject the gene therapy beneath the retina to the subretinal space without tearing or damaging the retina and macula. This process creates a small retinal detachment, which separates and exposes the photoreceptors and RPE to the gene therapy. The retina is in a diseased state and already compromised and the procedure carries iatrogenic risk. However, the success of this surgery is critical for the clinical efficacy of retinal gene therapy. Consequently, the surgery requires extensive training, and the limited number of specialized ocular gene therapy centers creates patient access issues. Unlike vitrectomy, suprachoroidal administration does not require detachment of the photoreceptors from the RPE, and consequently, avoids the risk of iatrogenic subretinal injection to an already-compromised retina. Suprachoroidal injection procedure training is minimal and could ultimately enhance access to care because it would not have to be administered at a specialized gene therapy surgery treatment center.

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

In January 2025, REGENXBIO announced that a global Phase 3 clinical program in DR for their gene therapy ABBV-RGX-314, now referred to as Sura-vec, is planned to start later in 2025. Their Phase 2 ALTITUDE® trial is enrolling a cohort of patients with center-involved DME. Their Phase 2 AAVIATE® trial is enrolling a new cohort to evaluate sura-vec at dose level 4 with a short course of prophylactic steroid eye drops.

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

Aura is utilizing our SCS Microinjector to deliver their viral like drug conjugate, bel-sar, for the treatment of choroidal melanoma. In November 2023, Aura reported positive clinical safety and efficacy updates from its ongoing Phase 2 clinical trial with suprachoroidal administration. The results, with 90% of patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6 and who match the criteria for the planned global Phase 3 trial, showed a tumor control rate of 80% and the visual acuity preservation rate was 90%. Aura is currently enrolling its global Phase 3 clinical trial, entitled CoMpass.

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

In February 2025, BioCryst announced that it plans to advance avoralstat into a clinical trial of patients with DME by the end of 2025.

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

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement, the Cap. In the event of a change in control, acquiror will have the option to make a payment to HCR of the Cap less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Cap. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

On May 8, 2018, we entered into a supply agreement with Gerresheimer Regensburg GmbH to supply our SCS Microinjector. Unless terminated earlier pursuant to its terms, the Gerresheimer agreement had an initial term of five years, after which it renews in three-year increments unless either party gives notice of non-renewal at least one year in advance. Each party has the right to terminate the agreement for customary reasons such as material breach and bankruptcy. The Gerresheimer agreement contains provisions relating to compliance by Gerresheimer with current Good Manufacturing Practices, regulations promulgated by the FDA, confidentiality and other customary matters for an agreement of this nature. We may enter into commercial supply agreements with our other suppliers.

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

XIPERE faces competition from other commercially available forms of TA and other topical, injectable and implantable corticosteroids, although none are specifically approved for the indication of macular edema associated with uveitis. Bristol-Myers Squibb markets TA, under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Harrow's injectable TA, Triesence (acquired from Alcon), is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, but it is not specifically indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bio-erodible, extended-release implant that delivers dexamethasone, and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to retinal vein occlusion, or RVO, in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of diabetic macular edema, or DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Alimera, respectively, and are approved in the United States for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. In addition, Oxular is developing OXU-001 which is dexamethasone delivered via the Oxulumis suprachoroidal device for the treatment of DME. It is possible physicians may use OXU-001 off label to treat macular edema associated with uveitis if approved. Oxular was acquired by Regeneron in December 2024.

CLS-AX faces competition with anti-VEGF drugs, the current standard of care for RVO and wet AMD, as well as other drug candidates in development for ocular use for the treatment of wet AMD, such as other TKIs. Axitinib, also known by its brand name Inlyta, is not currently approved for an ocular indication but is approved by the FDA and marketed by Pfizer for the treatment of advanced renal cell carcinoma. Genentech has several products which serve as competitors in this space, including anti-VEGF agents Lucentis, Avastin, and Susvimo. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug routinely used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases. Susvimo, an ocular implant that releases ranibizumab over time, received approval from the FDA in October 2021 for the treatment of wet AMD in patients who have previously responded to anti-VEGF therapy. Additionally, Genentech’s product, Vabysmo (faricimab-svoa), an intravitreal injection which blocks two disease pathways, including (Ang-2) and vascular endothelial growth factor-A (VEGF-A), received approval in January 2022 for the treatment of wet AMD and diabetic macular edema.

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

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Everads Therapy, Ltd and Uneedle B.V. have developed competing products and are in various stages of early-stage clinical development.

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

Patents and patent applications

Our patent estate, on a worldwide basis, includes 34 granted U.S. patents broadly directed to devices and methods of administering drugs into the SCS by injection, including one design patent. In addition, our patent estate includes 21 patent applications pending in the United States, 109 issued foreign patents, 1 pending international PCT application and 28 patent applications pending in major international markets, including the European Union, Canada, India, Japan, China and Australia, relating to our SCS delivery technology, as well as the formulations of our current therapeutic drug candidates and delivery device. Of these patents and patent applications, we license 8 issued U.S. patents, 4 pending U.S. applications, and 23 of the issued foreign patents in major international markets, each relating to devices or methods of delivering drugs to the eye by microneedle administration, pursuant to a license agreement with Georgia Tech Research Corporation and Emory University that is described below. With respect to in-licensed international PCT applications, according to the terms of the license agreement, we advise Georgia Tech and Emory regarding the countries in which patent applications should be pursued. Subject to payment of required maintenance fees, annuities and other charges, our issued in-licensed U.S. patents are expected to expire between 2027 and 2029, without taking into account possible patent term adjustments or extensions. Applications relating to SCS delivery technology and methods, our current therapeutic drug candidates and formulations, various therapeutic uses, including treatment of specific indications such as macular edema associated with uveitis and RVO, wet AMD as well as DME and improvement of specified clinical parameters, are expected to expire, if issued, between 2027 and 2042, without taking into account possible patent term adjustments or extensions.

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

To date, we have paid an aggregate of $265,000 in upfront and milestone payments pursuant to the Georgia Tech License Agreement. Additionally, we are currently paying a low single-digit royalty on any worldwide net product sales related to the licensed patents, with minimum annual royalties starting at $15,000 per year after commercialization. The minimum annual royalty increases each year after the first commercial sale, up to a maximum amount of $100,000 per year in the sixth calendar year and in subsequent years.

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

Trademarks, trade secrets and know-how

Our trademark portfolio currently consists of two registered trademarks in Australia and Korea, one registered trademark in Russia, two registered trademarks in Singapore, six registered trademarks in Brazil, six registered and one pending application in Canada, six registered trademarks, and two pending trademarks in China, six registered trademarks in the European Union, two registered trademarks in each of India and New Zealand, one registered trademarks in Japan, three registered and one pending applications in Israel, nine registered trademarks, five registered and two pending applications in South Africa, six registered trademarks and four pending applications in the United States and six registered trademarks in the United Kingdom. We also have three international registrations: the first with registered protection in the European Union, India, Japan, New Zealand, Korea and Singapore; the second with registered protection in Australia, China, European Union, India, Israel, Japan, Korea, New Zealand,

Russia, and Singapore; and the third with registered protection in Australia, Brazil, Japan and pending extension in Canada, and Mexico.

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

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. Coverage policies and third-party payor reimbursement rates may change. Thus, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Failure to obtain favorable coverage policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgery centers, hospitals and physicians for the procedures performed administering our products, which could directly impact the demand for XIPERE and any of our product candidates that may be approved. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the

Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit-based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Under both Advanced Alternative Payment Models, or APMs, and Merit-based Incentive Payment System, or MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. In addition, beginning on January 1, 2023, certain manufacturers were required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Refunds will be based on the discarded volume above 10% of the total allowed amount, except in unique circumstances as determined by CMS. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

There have been judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear any additional healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example. the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiation, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, there may be additional health reform measures, particularly in light of recent U.S. Presidential and Congressional elections.

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

Employees and Human Capital Resources

We strive to recruit people who share our vision to develop technology that provides a ground-breaking impact to medicine and superior care to patients. We are proud of what we do and believe we create an excellent working environment that is empowering with meaningful compensation, benefits and wellness programs that continue to facilitate the attraction, retention and motivation of talented employees.

As of December 31, 2024, we had 32 employees, all of whom were full-time and were located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred a net loss of $34.4 million and $32.5 million, respectively, in 2024 and 2023. We expect to incur significant expenses and operating losses over the next several years. Our financial results may fluctuate significantly from quarter to quarter and year to year.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, we will need to obtain substantial additional funding in connection with our continuing operations beyond the fourth quarter of 2025, including additional funding to initiate the Phase 3 trials of CLS-AX. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue to fund our operations, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. For example, in February 2024, we completed a registered direct offering of 11,111,111 shares of common stock and accompanying warrants to purchase 11,111,111 shares of common stock for gross proceeds of approximately $15.0 million, before deducting placement agent fees and estimated offering expenses. We do not currently have any committed external source of funds, although as described in this report we have also entered into an at-the-market sales facility that allows us to sell shares of our common stock at prevailing market prices and on specified terms, depending on market conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of December 31, 2024, we had an accumulated deficit of $355.3 million and had cash and cash equivalents of $20.0 million. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses, we expect that our cash, cash equivalents and short-term investments as of the filing date, March 27, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

In August 2022, we, through Royalty Sub, entered into the Purchase and Sale Agreement with HCR pursuant to which we sold our rights to royalty and milestone payments due to us from XIPERE and certain license agreements related to our SCS Microinjector, or the Royalties, subject to a cap of 3.4 times the total purchase price paid by HCR under the Purchase and Sale Agreement. Under the terms of the Purchase and Sale Agreement, Royalty Sub received an initial payment of $32.5 million, less certain expenses.

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
•
delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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

With respect to XIPERE, we face competition from other commercially available forms of TA and other injectable and implantable corticosteroids. Bristol-Myers Squibb markets TA under the brand name Kenalog, for which a number of generic equivalents are currently available. Kenalog is indicated only for intramuscular or intraarticular injection; however, it is commonly used off-label for intraocular inflammation using intravitreal and periocular administration. In addition, Harrow's (acquired by Alcon) injectable TA, Triesence, is approved in the United States for the treatment of uveitis and other ocular inflammatory conditions unresponsive to topical corticosteroids, although it is not specifically indicated for the treatment of macular edema associated with uveitis. Ozurdex, marketed by Allergan, is a bioerodable extended release implant that delivers the corticosteroid dexamethasone and is approved for the treatment of non-infectious uveitis affecting the posterior segment of the eye and for macular edema due to RVO in both the United States and in the European Union. Ozurdex is also approved in the United States for the treatment of DME. Retisert and Yutiq, both intravitreal implants of fluocinolone acetonide, are marketed by Bausch and Alimera, respectively, and are approved in the United Sates for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. In addition, Oxular was developing OXU-001 which is dexamethasone delivered via the Oxulumis suprachoroidal device for the treatment of DME. Oxular was acquired by Regeneron in December 2024. It is possible physicians may use OXU-001 off label to treat macular edema associated with uveitis if further developed and ultimately approved.

CLS-AX faces competition with anti-VEGF drugs, the current standard of care for RVO and wet AMD, as well as other drug candidates in development for ocular use for the treatment of wet AMD, such as other TKIs. Axitinib, also known by its brand name Inlyta, is not currently approved for an ocular indication but is approved by the FDA and marketed by Pfizer for the treatment of advanced renal cell carcinoma. Genentech has several products which serve as competitors in this space, including anti-VEGF agents Lucentis, Avastin, and Susvimo. Lucentis is currently approved in the United States and European Union for the treatment of wet AMD, macular edema following RVO, and diabetic retinopathy in patients with DME. Avastin is an anti-VEGF drug routinely used off-label by uveitis and retina specialists in both the United States and in certain countries of the European Union for the treatment of numerous retinal diseases. Susvimo, an ocular implant that releases ranibizumab over time, received approval from the FDA in October 2021 for the treatment of wet AMD in patients who have previously responded to anti-VEGF therapy. Additionally, Genentech’s product, Vabysmo (faricimab-svoa), an intravitreal injection which blocks two disease pathways, including (Ang-2) and vascular endothelial growth factor-A (VEGF-A), received approval in January 2022 for the treatment of wet AMD and DME. In addition to Genentech’s products, Regeneron’s anti-VEGF product, Eylea 2 mg and 8 mg and Novartis’ product, Beovu, also present potential competition for CLS-AX in both the United States and Europe. Eylea is approved for the treatment of wet AMD, macular edema following RVO and diabetic retinopathy and DME in the United States and for the treatment of wet AMD, RVO and DME in the European Union. Novartis’ Beovu was approved in 2019 for the treatment of wet AMD in the United States and in 2020 in Europe.

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

The SCS Microinjector faces competition from other devices being developed to access ocular posterior tissues via the SCS. Everads Therapy and Uneedle both have developed competing products and are in various stages of early-stage clinical development.

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

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Additionally, coverage policies and reimbursement rates may change at any time. Thus, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, certain manufacturers will be required to pay quarterly refunds to the Centers for Medicare & Medicaid Services, or CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Refunds will be based on the discarded volume above 10% of the total allowed amount, except in unique circumstances, as determined by CMS. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could significantly harm our operating results, our ability to raise capital and our overall financial condition. Further, any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our products could materially affect our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and may also affect patent litigation. The U. S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could significantly harm our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our owned and licensed patents and patent applications.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system was introduced in 2023, which significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, its body of case law remains limited, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of XIPERE and any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute XIPERE and any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws (including privacy and cybersecurity laws and regulations) that may affect our ability to operate include the following:

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs biologics that have been on the market for at least 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to effect starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, we, among other things, issued warrants to purchase 11,111,111 shares of common stock to certain investors in a registered direct offering, all of which were outstanding as of March 24, 2025. The exercise of our outstanding warrants could result in significant dilution to existing stockholders, adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities. In addition, the expectation of such exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On February 7, 2025, we received a letter from Nasdaq, notifying us that, from December 18, 2024 to February 4, 2025, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until August 6, 2025, to regain compliance with Nasdaq’s bid price requirement. If, at any time before August 6, 2025, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules.

There can be no assurance that we will regain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

General Risk Factors

If our information technology systems or those third parties upon which we rely or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, process, collect, receive, store, process, generate, use, transfer, disclose, and share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

Our internal computer systems, and those of our CROs, contract manufacturing organizations and other third parties on whom we rely, are vulnerable to damage from computer viruses, unauthorized access, security breaches, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect and threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

Remote work has increased risks to our information technology systems and data, as our employees may utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data the Company may process, e.g., business plans, transactions, or financial information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.

For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, “GDPR”), Australia’s Privacy Act, and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the

UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. For example, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. India’s new privacy legislation, the Digital Personal Data Protection Act, or DPDP, may also apply to our operations.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We also publish privacy policies, marketing materials, whitepapers, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

The Tax Act, signed into law on December 22, 2017, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. In March 2020, the Tax Act was modified in certain respects by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. More recently, the Inflation Reduction Inflation of 2022, or the IRA, was enacted which includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act, as modified by the CARES Act, and the IRA, may affect us, and certain aspects of the Tax Act, CARES Act and IRA could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, the CARES Act, the IRA, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation.

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

As of December 31, 2024, we had $240.6 million of federal and $96.1 million of state net operating loss, or NOL, carryforwards. If not utilized, the portion of these federal NOL carryforwards arising in tax years beginning before 2018 will begin to expire at various dates beginning in 2034, and these state NOL carryforwards will begin to expire at various dates beginning in 2027. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning in 2018 and in later years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited for taxable years beginning after 2021 to 80% of taxable income. Certain states have conformed to the federal NOL rules included in the Tax Act and CARES Act. However, under Section 382 of the Code of 1986, as interpreted by the U.S. Internal Revenue Service, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur ownership changes. The completion of our IPO, follow-on public offerings, private placements and other transactions that have occurred, and future offerings of our securities have triggered, and may in the future trigger additional, ownership changes.

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

We believe that our current leased facilities are suitable and adequate to meet our current and anticipated needs. We believe that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

Stockholders

As of March 24, 2025, we had 77,143,872 shares of common stock outstanding held by 7 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our operations to date have been limited to organizing and staffing our company, raising capital, conducting preclinical studies and clinical trials and undertaking other research and development initiatives. To date, we have only generated revenue through upfront payments and milestone payments related to license agreements and other revenue generated from collaboration agreements. We have primarily financed our operations through public offerings and private placements of our equity securities, issuances of convertible promissory notes and loan agreements. As of December 31, 2024, we had an accumulated deficit of $355.3 million. We recorded net losses of $34.4 million, $32.5 million and $32.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of CLS-AX, as well as discovering compounds and developing proprietary therapeutics to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by its licensees or until we successfully complete development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2025 as a result of our planned Phase 3 clinical trial of CLS-AX as well as continuing our pipeline development. We also will continue our efforts to seek to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the fourth quarter of 2025. We will require additional capital in order to complete clinical development of CLS-AX.

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

Cost of Goods Sold

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

The following table shows our research and development expenses by program for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
XIPERE (uveitis program)	$85	$132	$339
CLS-AX (wet AMD program)	6,428	9,170	5,449
Total program expense	6,513	9,302	5,788
Unallocated	12,077	11,544	13,842
Total research and development expense	$18,590	$20,846	$19,630

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that may include, among other things, the following:

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

Other Income, Net

Other income, net consists of expenses allocated to the warrants issued in connection with our registered direct offering in February 2024 and the change in fair value of the warrants during the period.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties

Non-cash interest expense on liability related to the sales of future royalties consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include certain assumptions used in royalty financing obligation, certain assumptions used in the valuation of warrant liabilities and certain assumptions used to estimate research and development expenses, including clinical trials. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies, in accordance with U.S. GAAP, as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

Accrued expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each consolidated balance sheet date in our consolidated financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical trials.

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

Share-based compensation

Compensation cost related to share-based awards granted to employees, directors and consultants is measured based on the estimated fair value of the award at the grant date. We estimate the fair value of stock options using a Black-Scholes option pricing model. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period. The fair value of restricted stock units, or RSUs, granted is measured based on the market value of our common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards. All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying employees’ roles.

Determining the appropriate fair value measurement of share-based awards requires the use of subjective assumptions. The determination of the fair value measurement of options using the Black-Scholes option pricing model is affected by our estimated common stock fair values as well as assumptions regarding a number of other subjective variables. These other variables include the expected term of the options, our expected stock price volatility over the expected term of the options, stock option exercise, risk-free interest rates and expected dividends.

We estimate the fair value of stock options at the grant date using Black-Scholes option pricing model with the following assumptions:

•
Fair value of our common stock. The fair value of our common stock is the closing price of our common stock on The Nasdaq Global Market on the date of grant.
•
Volatility. We calculate expected volatility based on the historical volatility of our common stock.
•
Expected term. We calculate the expected term using historical data.
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

Share-based compensation expense related to stock options, the employee stock purchase plan and RSUs aggregated $4.5 million, $4.2 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Our warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of our common stock, the expected volatility, holding cost, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of our common stock. The warrant liabilities are revalued at each reporting period and changes in fair value are recognized in other income, net in the consolidated statements of operations. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended		Period-to-
	December 31,		Period
	2024	2023	Change
	(in thousands)
License and other revenue	$1,664	$8,226	$(6,562)
Operating expenses:
Cost of goods sold	149	355	(206)
Research and development	18,590	20,846	(2,256)
General and administrative	11,807	11,869	(62)
Total operating expenses	30,546	33,070	(2,524)
Loss from operations	(28,882)	(24,844)	(4,038)
Interest income	1,462	1,719	(257)
Other income, net	2,847	—	2,847
Non-cash interest expense on liability related to the sales of future royalties	(9,779)	(9,360)	(419)
Net loss	$(34,352)	$(32,485)	$(1,867)

Revenue. In the years ended December 31, 2024 and 2023, we recognized $1.7 million and $8.2 million, respectively, of revenue associated with our license agreements. License and other revenue for the year ended December 31, 2024 was primarily from providing training materials and clinical trial products to our licensees. License and other revenue for the year ended December 31, 2023 was primarily a result of the upfront license fee payment of $5.0 million from BioCryst, $1.4 million of milestone payments from Aura and $1.0 million from providing training materials and clinical trial products to our licensees.

Cost of Goods Sold. In the years ended December 31, 2024 and 2023, we recognized $0.1 million and $0.4 million, respectively, in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense decreased by $2.3 million, from $20.8 million for the year ended December 31, 2023 to $18.6 million for the year ended December 31, 2024. This was primarily due to a $2.7 million decrease for the costs of ODYSSEY, a Phase 2b clinical trial of CLS-AX and related manufacturing costs for formulation and production. Additionally, there was $0.8 million decrease in costs related to our development programs. This was partially offset by a $0.5 million increase in employee related costs, a $0.3 million increase in consulting fees and the receipt of $0.8 million in research and development tax credits received in the prior year.

General and administrative. General and administrative expenses were consistent for the years ended December 31, 2024 and 2023. In 2024 compared to 2023, there was a $0.5 million decrease in professional fees and a $0.3 million decrease for insurance costs, partially offset by a $0.5 million increase in consulting fees and a $0.2 million increase in miscellaneous expenses.

Interest income. Interest income for the year ended December 31, 2024 and 2023 was $1.4 million and $1.7 million, respectively, and was primarily comprised of interest income from the cash and cash equivalents. The decrease for the year ended December 31, 2024 was due to a lower balance of the cash and cash equivalents.

Other income, net. Other income, net was $2.8 million for the year ended December 31, 2024 and was due to the decrease in fair value of the warrant liabilities of $3.6 million from February 9, 2024, the issuance date of the warrants, to December 31, 2024 partially offset by $0.8 million of direct registered offering costs that were allocated to the warrants.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the years ended December 31, 2024 and 2023 was $9.8 million and $9.4 million, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended		Period-to-
	December 31,		Period
	2023	2022	Change
	(in thousands)
License and other revenue	$8,226	$1,327	$6,899
Operating expenses:
Cost of goods sold	355	204	151
Research and development	20,846	19,630	1,216
General and administrative	11,869	11,770	99
Total operating expenses	33,070	31,604	1,466
Loss from operations	(24,844)	(30,277)	5,433
Interest income	1,719	669	1,050
Non-cash interest expense on liability related to the sales of future royalties	(9,360)	(3,339)	(6,021)
Net loss	$(32,485)	$(32,947)	$462

Revenue. In the years ended December 31, 2023 and 2022, we recognized $8.2 million and $1.3 million, respectively, of revenue associated with our license agreements. License revenue for the year ended December 31, 2023 was primarily a result of the upfront license fee payment of $5.0 million from BioCryst, $1.4 million of milestone payments from Aura and $1.0 million from providing training materials and clinical trial products to our licensees. License revenue for the year ended December 31, 2022 was primarily from providing training materials and clinical trial products to our licensees.

Cost of Goods Sold. In the years ended December 31, 2023 and 2022, we recognized $0.4 million and $0.2 million, respectively, in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expense increased by $1.2 million, from $19.6 million for the year ended December 31, 2022 to $20.8 million for the year ended December 31, 2023. This increase was primarily due to a $6.8 million increase for the costs of ODYSSEY, a Phase 2b clinical trial of CLS-AX and related manufacturing costs for formulation and production. This was offset by a $2.2 million decrease in costs for OASIS, a Phase 1/2a clinical trial of CLS-AX and the OASIS extension study. Additionally, there was $1.4 million decrease in costs related to our development programs, a $0.2 million decrease in costs related to XIPERE, a $0.7 million decrease in employee related costs and the receipt of $0.8 million in research and development tax credits received in the year ended December 31, 2023.

General and administrative. General and administrative expenses increased by $0.1 million for the years ended December 31, 2023 and 2022. This increase was primarily a result of a $0.7 million increase in professional fees, partially offset by a $0.2 million decrease in patent related expenses and a $0.3 million decrease for insurance costs.

Interest income. Interest income for the years ended December 31, 2023 and 2022 was $1.7 million and $0.7 million, respectively, and was primarily comprised of interest income from the cash and cash equivalents. The increase for the year ended December 31, 2023 was due to higher interest rates.

Non-cash interest expense from liability related to the sales of future royalties. Non-cash interest expense for the years ended December 31, 2023 and 2022 was $9.4 million and $3.3 million, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs. The increase was due to a full year of interest expense for the year ended December 31, 2023 versus five months of interest expense for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds from public offerings of our common stock, sales of convertible preferred stock and the issuance of long-term debt. As of December 31, 2024, we had cash and cash equivalents of $20.0 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of December 31, 2024, our funds were held in cash and money market funds.

On February 6, 2024, we entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which we issued and sold, in a registered direct offering, or the Registered Direct Offering: (i) an aggregate of 11,111,111 shares of our common stock, or Shares; and (ii) warrants to purchase up to 11,111,111 shares of common stock, or Warrants.

The combined purchase price of each Share and accompanying Warrants was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are exercisable and will expire on August 9, 2029. The net proceeds to us from the Registered Direct Offering were $13.9 million.

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

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor under which we may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the year ended December 31, 2024, we sold 2,172,723 shares of our common stock for net proceeds of $2.5 million under the Sales Agreement. During the year ended December 31, 2023, we sold 1,073,740 shares of our common stock for net proceeds of $1.1 million under the Sales Agreement. Subsequent to

December 31, 2024, we sold an additional 297,908 shares of our common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs. In addition, we have certain contractual obligations for future payments. Refer to Footnote 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the Sales Agreement subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide and related macroeconomic changes, such as rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, March 27, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to initiate the Phase 3 clinical trials of CLS-AX, which we expect could be initiated as early as the second half of 2025.

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

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,698)	$(18,135)	$(13,365)
Investing activities	(638)	(1,777)	(246)
Financing activities	16,436	414	31,333
Net change in cash and cash equivalents	$(8,900)	$(19,498)	$17,722

During the years ended December 31, 2024, 2023 and 2022, our operating activities used net cash of $24.7 million, $18.1 million and $13.4 million, respectively. The net cash used in operating activities for the year ended December 31, 2024 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, the Phase 2b clinical trial for CLS-AX, as well as the supporting general and administrative costs. The net cash used in operating activities for the year ended December 31, 2023 was due to ongoing research and development expenses to develop our pipeline and ongoing costs for ODYSSEY, as well as the supporting general and administrative costs. This was partially offset by the receipt of research and development tax credits. The net cash used for the year ended December 31, 2022 was primarily due to research and development expenses related to the preclinical and clinical programs offset by the receipt of the $10.0 million milestone payment received from Bausch in connection with pre-launch activities for XIPERE.

During the years ended December 31, 2024, 2023 and 2022, our investing activities used net cash of $0.6 million, $1.8 million and $0.2 million, respectively. The net cash used in investing activities for the year ended December 31, 2024 was primarily due to $1.0 million for the purchase of property and equipment, partially offset by $0.3 million of cash provided by the maturity of short-term investments. The net cash used for investing activities for the years ended December 31, 2023 and 2022 was for the purchase of property and equipment.

During the years ended December 31, 2024, 2023 and 2022, our net cash provided by financing activities was $16.4 million, $0.4 million and $31.3 million, respectively. The cash provided by financing activities for the year ended December 31, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock in a registered direct offering and $2.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement. The cash provided by financing activities for the year ended December 31, 2023 consisted primarily of $1.7 million of net proceeds from the sale of shares of our common stock under the Prior ATM Agreement and the Sales Agreement partially offset by a payment of $1.4 million related to the Purchase and Sale Agreement. The net cash provided by financing activities for the year ended December 31, 2022 was primarily comprised of $30.6 million from the Purchase and Sale Agreement, net of issuance costs and $0.6 million of net proceeds from the sale of shares of our common stock under the Prior ATM Agreement.

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

Recent Accounting Pronouncements

See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on us.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clearside Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clearside Biomedical, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses, negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of warrants issued as part of equity offerings

Description of the Matter

As discussed in Note 7 to the consolidated financial statements, on February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering: (i) an aggregate of 11,111,111 shares of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock. The net proceeds to the Company from the registered direct offering were $13.9 million.

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance. The Company’s warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, the risk-free interest rate for the term of the warrants and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrant liabilities are remeasured at each reporting period and changes in fair value are recognized in other income, net in the consolidated statements of operations. The Company recorded the warrant liabilities on the consolidated balance sheet at its fair value of $6.7 million as of December 31, 2024. The Company recorded the change in the fair value of the warrant liabilities during the year ended December 31, 2024, of $3.6 million, as an increase in other income, net in the consolidated statements of operations.

Auditing the Company’s measurement of the fair value of the warrant liabilities was complex due to the methodology used and significant estimation uncertainty of certain assumptions, specifically the likelihood of achieving certain future milestone events and related impact on the Company's common stock price.

How We Addressed the Matter in Our Audit

To test the valuation of warrant liabilities as of December 31, 2024, our audit procedures included, among others, with the assistance of our valuation specialists, we (a) evaluated the methodologies used to measure the fair value of the warrant liabilities; and (b) we performed independent calculations to test the reasonableness of the measurement of the fair value for warrant liabilities recorded by the Company. Such independent calculations assessed the mathematical accuracy of the Company’s valuation model and the mathematical accuracy of the underlying valuation assumptions used in the model to measure the fair value of the warrant liabilities. We also assessed the reasonableness of assumptions utilized in the measurement of the fair value of the warrant liabilities, including the likelihood of achieving certain future milestone events and related impact on the Company's common stock price by evaluating Company-specific information, comparing the assumptions to available external industry data and sensitizing the change in common stock price applied to the valuation.

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

The Company recorded the financing as a liability related to the sales of future royalties, net on the balance sheet at its carrying value of $51.8 million as of December 31, 2024. The Company imputes interest expense associated with this liability using the effective interest rate method. Such interest expense is recorded in the statement of operations for the year ended December 31, 2024 as Non-cash interest expense on liability related to the sales of future royalties. The effective interest rate is calculated based on the rate that would enable the estimated liability to be repaid in full over the anticipated life of the arrangement. The Company utilizes the prospective method to record interest expense by updating its estimate of the new effective interest rate each period, based on its current estimate of remaining cash flows under the arrangement. The Company estimates the amount and timing of expected payments based on historical experience and its expectations of future activities from its license partners, as well as current market conditions.

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

How We Addressed the Matter in Our Audit

To test the liability related to the sales of future royalties, net as of December 31, 2024, our audit procedures included, among others, assessing the underlying data and significant assumptions used by the Company in determining the timing and amount of future cash flows used within its effective interest rate model. We assessed the reasonableness of the significant assumptions used in the cash flow projections by inspecting third party evidence to support management’s projections. We also assessed the reasonableness of future projections based on activity to date. We recalculated the current year interest expense and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in certain assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 27, 2025

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,020	$28,920
Accounts receivable	507	467
Prepaid expenses	734	722
Other current assets	13	14
Total current assets	21,274	30,123
Property and equipment, net	3,225	2,996
Operating lease right-of-use asset	597	869
Other assets	30	30
Total assets	$25,126	$34,018
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (includes $491 and $331 to a related party as of December 31, 2024 and 2023, respectively)	$1,452	$2,205
Accrued liabilities (includes $304 and $215 to a related party as of December 31, 2024 and 2023, respectively)	2,967	4,169
Current portion of operating lease liabilities	375	364
Deferred revenue	—	75
Total current liabilities	4,794	6,813
Liability related to the sales of future royalties, net	51,767	41,988
Warrant liabilities	6,692	—
Operating lease liabilities	328	649
Other non-current liabilities	400	480
Total liabilities	63,981	49,930
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 76,578,383 and 62,850,841 shares issued and outstanding at December 31, 2024 and 2023, respectively	77	63
Additional paid-in capital	316,343	304,948
Accumulated deficit	(355,275)	(320,923)
Total stockholders’ deficit	(38,855)	(15,912)
Total liabilities and stockholders’ deficit	$25,126	$34,018

See accompanying notes to the financial statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
License and other revenue (includes $321 and $5,050 from a related party for the years ended December 31, 2024 and 2023, respectively)	$1,664	$8,226	$1,327
Operating expenses:
Cost of goods sold	149	355	204
Research and development (includes $1,051 and $1,109 to a related party for the years ended December 31, 2024 and 2023, respectively)	18,590	20,846	19,630
General and administrative	11,807	11,869	11,770
Total operating expenses	30,546	33,070	31,604
Loss from operations	(28,882)	(24,844)	(30,277)
Interest income	1,462	1,719	669
Other income, net	2,847	—	—
Non-cash interest expense on liability related to the sales of future royalties	(9,779)	(9,360)	(3,339)
Net loss	$(34,352)	$(32,485)	$(32,947)

Net loss per share of common stock — basic and diluted	$(0.47)	$(0.53)	$(0.55)
Weighted average shares outstanding — basic and diluted	73,803,348	61,806,959	60,204,862

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	59,722,930	$60	$293,406	$(255,491)	$37,975
Issuance of common shares under at-the-market sales agreement	425,460	1	565	—	566
Issuance of common shares under employee stock purchase plan	66,919	—	112	—	112
Exercise of stock options	49,187	—	17	—	17
Vesting and settlement of restricted stock units	375,331	—	—	—	—
Share-based compensation expense	—	—	4,884	—	4,884
Net loss	—	—	—	(32,947)	(32,947)
Balance at December 31, 2022	60,639,827	61	298,984	(288,438)	10,607
Issuance of common shares under at-the-market sales agreement	1,589,699	2	1,664	—	1,666
Issuance of common shares under employee stock purchase plan	68,109	—	65	—	65
Exercise of stock options	81,816	—	33	—	33
Vesting and settlement of restricted stock units	471,390	—	—	—	—
Share-based compensation expense	—	—	4,202	—	4,202
Net loss	—	—	—	(32,485)	(32,485)
Balance at December 31, 2023	62,850,841	63	304,948	(320,923)	(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309	—	4,320
Issuance of common shares under at-the-market sales agreement	2,172,723	2	2,527	—	2,529
Issuance of common shares under employee stock purchase plan	36,114	1	34	—	35
Exercise of stock options	10,000	—	12	—	12
Vesting and settlement of restricted stock units	397,594	—	—	—	—
Share-based compensation expense	—	—	4,513	—	4,513
Net loss	—	—	—	(34,352)	(34,352)
Balance at December 31, 2024	76,578,383	$77	$316,343	$(355,275)	$(38,855)

See accompanying notes to the financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(34,352)	$(32,485)	$(32,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	9,779	9,361	3,339
Depreciation	226	67	145
Share-based compensation expense	4,513	4,202	4,884
Change in fair value of warrant liabilities	(3,635)	—	—
Issuance costs allocated to warrant liabilities	787	—	—
Amortization and accretion of available-for-sale investments, net	(339)	—	—
Gain on termination of operating lease	—	—	(55)
Loss on disposal of fixed assets	—	—	33
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(51)	(220)	10,420
Other assets and liabilities	(118)	456	(83)
Accounts payable and accrued liabilities (includes $248 and $82 to a related party for the year ended December 31, 2024 and 2023, respectively)	(1,433)	614	694
Deferred revenue	(75)	(130)	205
Net cash used in operating activities	(24,698)	(18,135)	(13,365)
Investing activities
Purchase of short-term investments	(16,911)	—	—
Maturity of short-term investments	17,250	—	—
Acquisition of property and equipment	(977)	(1,777)	(246)
Net cash used in investing activities	(638)	(1,777)	(246)
Financing activities
Proceeds from issuance of common stock and warrants in registered direct offering, net of issuance costs	13,860	—	—
Proceeds from royalty purchase and sale agreement, net of $1,862 of issuance costs	—	—	30,638
Payments on royalty purchase and sale agreement	—	(1,350)	—
Proceeds from at-the-market sales agreement, net of issuance costs	2,529	1,666	566
Proceeds from shares issued under employee stock purchase plan	35	65	112
Proceeds from exercise of stock options	12	33	17
Net cash provided by financing activities	16,436	414	31,333
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,900)	(19,498)	17,722
Cash, cash equivalents and restricted cash, beginning of period	28,920	48,418	30,696
Cash, cash equivalents and restricted cash, end of period	$20,020	$28,920	$48,418
Supplemental disclosure
Purchase of property and equipment in accounts payable and accrued liabilities	$9	$531	$282

Reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$20,020	$28,920	$48,258
Restricted cash (recorded in other current assets)	—	—	160
Cash, cash equivalents and restricted cash at end of period	$20,020	$28,920	$48,418

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

Liquidity

The Company had cash and cash equivalents of $20.0 million as of December 31, 2024.

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

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are exercisable and will expire on August 9, 2029. The net proceeds to the Company from the Registered Direct Offering were $13.9 million.

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), on or after July 1, 2023, excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage is due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026 and for 2027 and $0.5 million for 2028. The Company paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

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

In May 2023, the Company terminated its at-the-market sales agreement with Cowen and Company, LLC (the "Prior ATM Agreement"). The Company sold 515,959 shares of its common stock for net proceeds of $0.7 million under its Prior ATM Agreement with Cowen and Company, LLC during the year ended December 31, 2023, prior to the termination of the Prior ATM Agreement.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the year ended December 31, 2024, the Company sold 2,172,723 shares of its common stock for net proceeds of $2.5 million under the Sales Agreement. During the year ended December 31, 2023, the Company sold 1,073,740 shares of its common stock for net proceeds of $1.1 million under the Sales Agreement. Subsequent to December 31, 2024, the Company sold an additional 297,908 shares of its common stock pursuant to the Sales Agreement for net proceeds of $0.3 million.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, March 27, 2025, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company’s financial statements have been prepared in conformity with U.S. generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain amounts reported in prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications are not material and have no effect on the previously reported consolidated financial statements and related disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement, certain assumptions used in the valuation of warrant liabilities, revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s primary revenue arrangements are license agreements which typically include upfront payments, regulatory and commercial milestone payments and royalties based on future product sales. The arrangements may also include payments for the Company’s SCS Microinjector devices as well as payments for assistance and oversight of the customer’s use of the Company’s technology. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

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

In the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.7 million, $8.2 million, and $1.3 million of revenue associated with its license agreements, respectively. License revenue for the year ended December 31, 2024 was primarily from providing $0.9 million of training materials and clinical trial products to the Company's licensees and from $0.7 million of other services provided to the Company's licensees. License revenue for the year ended December 31, 2023 was primarily for a non-refundable $5.0 million upfront license fee payment from BioCryst and $1.4 million of milestone payments from Aura Biosciences, Inc. The $5.0 million non-refundable upfront payment was recognized upon transfer of control of the license to BioCryst. The $1.4 million in milestone payments from Aura were recognized upon satisfaction of the related performance obligations. Remaining revenue for the year ended December 31, 2023 was generated by providing $1.2 million of training materials and clinical trial products to the Company's licensees and $0.6 million from other services provided to the Company's licensees. License revenue for the year ended December 31, 2022 was primarily from providing $1.2 million of training materials and clinical trial products to the Company's licensees and $0.1 million of other services to the Company's licensees.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Property and Equipment, Net

Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, or for leasehold improvement the lesser of the useful life or remaining lease term. Repairs and maintenance are expensed when incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net loss.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. The Company has provided a full valuation allowance on its deferred tax assets, which primarily consist of cumulative net operating losses for the period from May 26, 2011 (inception) to December 31, 2024. Due to its history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Costs for certain development activities, such as clinical trial activities, are recognized based on an evaluation of the estimated total costs for the clinical trial, progress to completion of specific tasks, using data such as patient enrollment, pass through expenses, clinical site activations, data from the clinical sites or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual contracts and any subsequent amendments, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses.

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

All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying employees’ roles within the Company.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original term of three months or less at the date of purchase.

Restricted Cash

The Company was required to maintain a stand-by letter of credit as a security deposit for its facility lease in Alpharetta, Georgia. The Company’s bank required the Company to maintain a restricted cash balance to serve as collateral for the letter of credit issued to the landlord by the bank.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statements of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and on each consolidated balance sheet date thereafter.

The Company’s warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrant liabilities are revalued at each reporting period and changes in fair value are recognized in other income (expense) in the consolidated statements of operations. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.

This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will adopt ASU No. 2023-09 on January 1, 2025 and does not expect the adoption to have a material the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The ASU requires disclosure of disaggregated income statement expense information about specific categories including purchases of inventory, employee compensation expense, depreciation and amortization in the notes to the financial statements. This ASU is effective January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	December 31,
		2024	2023
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,756	581
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		1,870	2,590
Total property and equipment		4,371	3,916
Less: Accumulated depreciation		(1,146)	(920)
Property and equipment, net		$3,225	$2,996

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development	$545	$2,078
Accrued employee costs	2,159	1,862
Accrued professional fees	37	38
Accrued expense	226	191
	$2,967	$4,169

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

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 3.4 times the aggregate amount of payments made by HCR under the Agreement (the “Cap Amount”). In the event of a change in control, the acquiror will have the option to make a payment to HCR of the Cap Amount, less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Cap Amount. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Balance at December 31, 2022	$33,977
Payments	(1,350)
Non-cash interest expense	9,361
Balance at December 31, 2023	41,988
Non-cash interest expense	9,779
Balance at December 31, 2024	$51,767

Effective interest rate	22.0%

6. Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of $0.001 par value of preferred stock. As of December 31, 2024 and 2023, there were 10,000,000 shares of preferred stock authorized, none of which were issued and outstanding.

The Company's amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2024 and 2023, there were 76,578,383 and 62,850,841 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to the lenders to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and had a remaining life of 1.75 years as of December 31, 2024.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 shares (the “Shares”) of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the “Warrants”).

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are exercisable and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the Warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other income, net in the consolidated statements of operations. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities during the year ended December 31, 2024 (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(3,635)
Fair value of warrants at December 31, 2024	$6,692

The following table summarizes certain key inputs for the valuation of the Warrants at December 31, 2024:

Common stock price	$0.95
Exercise price per share	$1.62
Expected volatility	64.80%
Risk-free interest rate	4.26%
Contractual term (in years)	4.60
Expected dividend yield	—%

As described in Note 2, the measurement of the warrant liabilities is impacted by the likelihood of achieving certain events and the related impact to the Company’s stock price. In determining the likelihood of achieving certain future milestone events, the

Company considers its current financial position and ability to fund future clinical activities as described in Note 1. The Company utilizes publicly available information from external parties to assess the related impact to the Company’s stock price from the success of these activities.

8. Share-Based Compensation

Stock Options

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) which became effective on June 1, 2016. The 2016 Plan provides for the grant of share-based awards to employees, directors and consultants of the Company. The 2016 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 each year, through January 1, 2026, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. At December 31, 2024, under the 2016 Plan, options to purchase 12,539,984 shares of the Company’s common stock were outstanding at a weighted average price of $2.44 per share and 172,497 shares remained available for future grant. As of January 1, 2025, the number of shares of common stock that may be issued under the 2016 Plan was automatically increased by 3,063,135 shares, representing 4% of the total number of shares of common stock outstanding on December 31, 2024, increasing the number of shares of common stock available for issuance under the 2016 Plan as of that date to 3,235,632 shares.

As a result of the adoption of the 2016 Plan, no further grants may be made under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the grant of share-based awards to employees, directors and consultants of the Company. At December 31, 2024, options to purchase 87,385 shares of the Company’s common stock were outstanding under the 2011 Plan at a weighted average exercise price of $5.57 per share.

The Company has granted stock option awards to employees, directors and consultants. The total share-based compensation expense recognized is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Research and development	$1,577	$1,200	$1,616
General and administrative	1,903	1,758	1,785
Total	$3,480	$2,958	$3,401

Share-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The estimated fair value of options granted is determined as of the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The following table sets forth the weighted average assumptions utilized in the Black-Scholes option pricing model to calculate the fair value of the underlying common stock for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022

Expected term (years)	6.00	6.00	6.00
Expected stock price volatility	97.74%	95.55%	98.24%
Risk-free interest rate	4.15%	4.07%	2.09%
Expected dividend yield	0.00%	0.00%	0.00%

Expected term (in years): The Company calculates the expected term using historical data.

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

Forfeitures: The Company records forfeitures as they occur.

The following table summarizes the activity related to stock options during the year ended December 31, 2024:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at December 31, 2023	9,865,770	$2.83
Granted	3,034,375	1.32
Exercised	(10,000)	1.24
Forfeited or expired	(245,540)	3.10
Options outstanding at December 31, 2024	12,644,605	2.46

Options exercisable at December 31, 2023	5,494,746	3.83

Options exercisable at December 31, 2024	7,643,102	3.19

The following table provides additional information about the Company’s stock options that were outstanding and exercisable at December 31, 2024 (aggregate intrinsic values in thousands):

				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
Exercise	Options	Exercise	Intrinsic	Contractual	Options	Exercise	Intrinsic	Contractual
Price	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value	Life (Years)

$0.00 - $2.99	9,821,220			7.51	4,844,946			6.28
$3.00 - $6.99	2,202,299			4.54	2,177,070			4.53
$7.00 - $8.99	419,308			2.18	419,308			2.18
$9.00 - $20.84	201,778			2.76	201,778			2.76
	12,644,605	$2.46	$110	6.74	7,643,102	$3.19	$46	5.46

As of December 31, 2024, the Company had $3.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years. The weighted average fair values of all stock options granted for the years ended December 31, 2024, 2023 and 2022 was $1.05 per share, $1.55 per share and $3.24 per share, respectively. The intrinsic value is calculated as the difference between the fair market value and the exercise price per share of the stock options. The fair market value per share of common stock as of December 31, 2024 was $0.95, which was the closing sale price of the Company’s common stock on the Nasdaq Global Market on that date.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$474	$585	$794
General and administrative	547	646	658
Total	$1,021	$1,231	$1,452

The following table summarizes the activity related to RSUs during the year ended December 31, 2024:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2023	834,899	$3.01
Vested	(397,594)	3.07
Non-vested RSUs outstanding at December 31, 2024	437,305	2.96

As of December 31, 2024, the Company had $0.3 million of unrecognized compensation expense related to the RSUs, which amount is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

In January 2016, the Company’s board of directors adopted and approved the Clearside Biomedical, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”) which became effective on June 1, 2016. The 2016 ESPP permits employees to purchase shares of the Company’s common stock through payroll deductions up to 15% of their earnings. The number of shares reserved for issuance under the 2016 ESPP will automatically increase on January 1 of each year, through January 1, 2026, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 454,545 shares of common stock or (iii) a lesser number of shares as may be determined by the Company’s board of directors. The Company’s board of directors elected not to increase the shares reserved for issuance on January 1, 2025. The number of shares of common stock available for issuance under the 2016 ESPP as of December 31, 2024 was 318,127 shares.

The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date. During the years ended December 31, 2024, 2023 and 2022, the Company issued 36,114, 68,109 and 66,919 shares, respectively, of common stock purchased under the 2016 ESPP.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$9	$10	$21
General and administrative	3	3	10
Total	$12	$13	$31

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	December 31,
	2024	2023	2022
Deferred tax asset (liability):
Net operating loss carryforwards	$56,019	$52,657	$50,267
Non-deductible accrued expenses	608	562	386
Right-of-use asset	(139)	(210)	(238)
Lease liability	164	246	274
Share-based compensation expense	3,585	3,339	2,678
Depreciation differences	(199)	(71)	(40)
Federal tax credits	12,035	10,908	9,742
State tax credits	302	342	326
Royalty purchase and sale agreement	12,357	10,495	7,247
Capitalized research and development expenses	7,656	5,777	3,057
Valuation allowance	(92,388)	(84,045)	(73,699)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended
	December 31,
	2024	2023	2022
U.S. federal tax rate	21.00%	21.00%	21.00%
State tax rate	(0.14)	8.59	(0.85)
Permanent difference	0.25	(1.44)	(1.34)
Tax credit	3.17	3.64	2.18
Valuation allowance	(24.29)	(31.85)	(21.57)
Adjustment to prior year tax provision	—	—	0.67
Other	0.01	0.06	(0.09)
	0.00%	0.00%	0.00%

Certain items of income and expense are not reported in tax returns and consolidated financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

At December 31, 2024, the Company had a valuation allowance of $92.4 million recorded against the benefit of certain deferred tax assets. The valuation allowance was primarily related to federal and state net operating loss ("NOL") carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the recoverability of the Company’s deferred tax assets, management considered, among other things, its deferred tax liabilities, its historical earnings and losses, projections of future income, and tax-planning strategies available to the Company in the relevant jurisdiction. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2024, the Company had income tax NOL carryforwards for federal and state purposes of $240.6 million and $96.1 million, respectively. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of $50.5 million and $5.5 million, respectively. If not utilized, the federal NOL carryforwards will begin to expire beginning in 2034, and the state NOL carryforwards will begin to expire at various dates beginning in 2027. Additionally, under the 2017 Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and beyond may be carried forward indefinitely. However, the deductibility of such federal net operating losses is limited beginning in 2021. Certain states have also adopted the indefinite carryforward period beginning with the 2018 tax year, but state conformity varies state by state.

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

The following is a roll forward of the Company’s uncertain tax positions (in thousands):

	Year Ended
	December 31,
	2024	2023
Balance of uncertain tax positions at the beginning of the year	$7,520	$7,520
Gross decreases - tax positions in prior period	(471)	—
Balance of uncertain tax positions at the end of the year	$7,049	$7,520

As of December 31, 2024 and 2023, there was $7.0 million and $7.5 million, respectively, of unrecognized tax benefit that if recognized would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances. The Company recognizes accrued interest related to unrecognized tax expenses and penalties as income tax expense. No significant amounts of interest or penalties have been recorded as of December 31, 2024.

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

The Company is subject to taxation in the United States and certain state jurisdictions. As of December 31, 2024, the Company’s tax returns for 2021, 2022 and 2023 are subject to full examination by the tax authorities. As of December 31, 2024, the Company is generally no longer subject to state or local examinations by tax authorities for years before 2021, except to the extent of NOLs generated in prior years claimed on a tax return.

10. Commitments and Contingencies

Lease Commitment Summary

The Company leases its facilities and some of its equipment under noncancelable operating lease arrangements that expire at various dates through 2026. In November 2022, the Company signed an amended office lease agreement and decreased the square footage to approximately 14,000 square feet. The amended office lease agreement is for a four-year term with a renewal option for an additional thirty-eight months. Rental payments are $30,437 per month subject to an increase of 3% per year. Operating lease cost under this lease and the amendment is recognized on a straight-line basis over the term of the lease. In addition, the office lease agreement requires payment of the pro-rata share of the annual operating expenses associated with the premises.

The Company’s operating leases included on the consolidated balance sheet are as follows (in thousands):

December 31, 2024
Operating lease right-of-use asset	$597

Liabilities
Current portion of operating lease liabilities	$375
Operating lease liabilities	328
Total operating lease liabilities	$703

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The renewal option is not included in the calculation of the right-of-use asset and the lease liabilities as the Company is not reasonably certain if the Alpharetta, Georgia lease will be renewed. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate was 8.0%. The remaining lease term was 2.0 years. Cash payments included in operating activities on the consolidated statement of cash flows for operating lease liabilities were $0.4 million for each of the years ended December 31, 2024 and 2023 and $0.3 million for the year ended December 31, 2022.

Minimum lease payments were as follows at December 31, 2024 (in thousands):

Year ending December 31,
2025	$389
2026	367
Total minimum lease payments	756
Less imputed interest	(53)
Total operating lease liabilities	$703

Equipment leases with an initial term of 12 months or less are not recorded with operating lease liabilities. The Company recognizes expense for these leases on a straight-line basis over the lease term. The equipment leases were deemed to be immaterial.

Operating lease cost was $0.3 million for the each of the years ended December 31, 2024, 2023 and 2022. Variable lease cost was $25,000, $19,000 and $87,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Short-term lease cost was $92,000, $93,000 and $86,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Georgia Tech License Agreement

As described in Footnote 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments in exchange for a reduction to the contractual Sublicense Percentage owed by the Company on certain fees and other payments it may receive from future sublicensing activities. The Company paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2025 through 2028, as show in the table below.

The annual Maintenance Fee will be paid as follows (in thousands):

Year Ending December 31,
2025	$250
2026	350
2027	400
2028	500
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

In addition, the parties agreed to a revised annual license maintenance fee due each year, or the Maintenance Fee, starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026 and 2027 and $0.5 million for 2028. The Company paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

Other

The Company periodically enters into short-term agreements with other customers to evaluate the potential use of its proprietary SCS Microinjector with third-party product candidates for the treatment of various diseases. Funds received from these agreements are recognized as revenue over the term of the agreement. The Company recorded $50,000 and $13,000 of revenue from these agreements during the years ended December 31, 2023 and 2022, respectively.

12. Fair Value Measurements

The Company’s material financial instruments at December 31, 2024 and 2023, consisted primarily of cash and cash equivalents. The fair value of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) requires significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023.

13. Related Party Transactions

During 2023, a member of the Company's Board of Directors took a position as Chief Executive Officer of a company that is a vendor of the Company. As of December 31, 2024, the Company has recorded $0.5 million in accounts payable and $0.3 million in accrued expense with this vendor in the consolidated balance sheets. For the year ended December 31, 2024, the Company has recorded $1.1 million of expense in the consolidated statements of operations. As of December 31, 2023, the Company has recorded

$0.3 million in accounts payable and $0.2 million in accrued expense with this vendor in the consolidated balance sheets. For the year ended December 31, 2023, the Company has recorded $1.1 million of expense in the consolidated statements of operations.

The Chair of the Board of Directors of BioCryst also serves on the Company’s Board of Directors. For the years ended December 31, 2024 and 2023, there was $0.3 million and $5.0 million, respectively, related to the License Agreement recorded in license and other revenue in the consolidated statements of operations.

14. Net Loss Per Share

Basic net loss per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period, without consideration of the dilutive effect of potential common stock equivalents. Diluted net loss income per share gives effect to all dilutive potential shares of common stock outstanding during this period. For all periods presented, the Company’s potential common stock equivalents, which included stock options, restricted stock units and common stock warrants, have been excluded from the computation of diluted net loss per share as their inclusion would have the effect of reducing the net loss per share. Therefore, the denominator used to calculate both basic and diluted net loss per share is the same in all periods presented.

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	12,644,605	9,865,770	6,915,330
Non-vested restricted stock units	437,305	834,899	1,462,932
Stock purchase warrants	11,140,907	29,796	29,796
	24,222,817	10,730,465	8,408,058

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Information About Our Executive Officers."

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

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities and those of public companies in which we have a business relationship by our directors, executive officers, employees and consultants, that is designed to promote compliance with insider trading laws, rules and regulations, as well as provides for procedures designed to further the foregoing purposes. This policy prohibits, among other things, trading in our common stock that would violate these laws and regulations, and it also imposes other restrictions such as event-driven trading blackout periods and pre-clearance requirements for trading intended to protect against inadvertent violations of these laws and regulations. Pursuant to our insider trading policy, it is the Company’s policy to comply with applicable laws and regulations relating to insider trading when engaging in transactions in the Company’s securities. A copy of our insider trading policy, including any amendments thereto, is filed incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

Fifth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on May 10, 2024).

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

10.23	##

First Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of August 15, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form-10 (File No. 001-37783), filed with the Commission on November 10, 2021.

10.24	##

Second Amendment to the License Agreement, by and between the Registrant and Arctic Vision (Hong Kong) Limited, dated as of September 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.25

Second Amendment to the License Agreement, by and between the Registrant and Bausch + Lomb Ireland Limited (as assignee of Bausch Health Ireland Limited), dated as of September 27, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 10, 2021.

10.26	##w

Purchase and Sale Agreement, by and among Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Collateral Management, LLC (in its capacity as agent for Purchaser), dated as of August 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on November 9, 2022).

10.27

First Amendment to Office Lease Agreement, by and between the Registrant and Radiant-North Point Properties, LLLP, dated as of November 1, 2022 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 14, 2023).

10.28	##

First Amendment to Option and License Agreement, by and between the Registrant and REGENXBIO, Inc., dated as of January 14, 2023 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 14, 2023).

10.29	##w

License Agreement, by and between the Registrant and BioCryst Pharmaceuticals, Inc., dated as of November 1, 2023 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 12, 2024).

10.30

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

10.31	*##

Fourth Amendment to License Agreement, by and among the Registrant, Emory University and The Georgia Tech Research Corporation, dated January 31, 2024 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 12, 2024).

10.32

Controlled Equity OfferingSM Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated as of May 12, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783), filed with the Commission on May 12, 2023).

10.33

First Amendment to License Agreement, by and among the Registrant and BioCryst Pharmaceuticals, Inc., dated as of May 20, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 12, 2024).

10.34	+

Employment Agreement, by and between Registrant and Victor Chong, dated as of June 19, 2024 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37783), filed with the Commission on August 12, 2024).

19	*	Clearside Biomedical, Inc. Amended and Restated Insider Trading Policy.

23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	*	Power of Attorney (included on signature page).

31.1	*

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

97

Clearside Biomedical, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-37783), filed with the Commission on March 12, 2024).

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

Table of Contents

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIDE BIOMEDICAL, INC.

	By:	/s/ George Lasezkay, Pharm.D., J.D.
March 27, 2025		George Lasezkay, Pharm.D., J.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ George Lasezkay, Pharm.D., J.D. George Lasezkay, Pharm.D., J.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

/s/ Charles A. Deignan Charles A. Deignan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025

/s/ Anthony S. Gibney Anthony S. Gibney	Director	March 27, 2025

/s/ Richard Croarkin Richard Croarkin	Director	March 27, 2025

/s/ Jeffrey L. Edwards Jeffrey L. Edwards	Director	March 27, 2025

/s/ William D. Humphries
William D. Humphries	Director	March 27, 2025

/s/ Nancy J. Hutson
Nancy J. Hutson	Director	March 27, 2025

/s/ Christy L. Shaffer, Ph.D. Christy L. Shaffer, Ph.D.	Director	March 27, 2025

/s/ Clay B. Thorp Clay B. Thorp	Director	March 27, 2025

/s/Benjamin R. Yerxa Benjamin R. Yerxa	Director	March 27, 2025