Form 10-Q
period 2025-03-31
Clearside Biomedical, Inc.
filed 2025-05-15
CIK 1539029

May

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 77,708,536 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,628	$20,020
Accounts receivable	1,538	507
Prepaid expenses	721	734
Other current assets	77	13
Total current assets	15,964	21,274
Property and equipment, net	3,149	3,225
Operating lease right-of-use asset	525	597
Other assets	30	30
Total assets	$19,668	$25,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (includes $491 to a related party as of December 31, 2024)	$1,914	$1,452
Accrued liabilities (includes $304 to a related party as of December 31, 2024)	2,720	2,967
Current portion of operating lease liabilities	378	375
Total current liabilities	5,012	4,794
Liability related to the sales of future royalties, net	53,440	51,767
Warrant liabilities	6,485	6,692
Operating lease liabilities	241	328
Other non-current liabilities	400	400
Total liabilities	65,578	63,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 77,272,786 and 76,578,383 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	77	77
Additional paid-in capital	317,511	316,343
Accumulated deficit	(363,498)	(355,275)
Total stockholders’ deficit	(45,910)	(38,855)
Total liabilities and stockholders’ deficit	$19,668	$25,126

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
License and other revenue (includes $6 and $75 from a related party for the three months ended March 31, 2025 and 2024, respectively)	$2,330	$230
Operating expenses:
Cost of goods sold	248	—
Research and development (includes $256 to a related party for the three months ended March 31, 2024)	4,463	5,615
General and administrative	2,824	2,824
Total operating expenses	7,535	8,439
Loss from operations	(5,205)	(8,209)
Interest income	163	348
Other income (expense), net	207	(1,499)
Non-cash interest expense on liability related to the sales of future royalties	(2,673)	(2,403)
Loss before income taxes	(7,508)	(11,763)
Income tax expense	715	—
Net loss	$(8,223)	$(11,763)
Net loss per share of common stock — basic and diluted	$(0.11)	$(0.17)
Weighted average shares outstanding — basic and diluted	76,921,843	69,853,227

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance at December 31, 2024	76,578,383	$77	$316,343	$(355,275)	$(38,855)
Issuance of common stock under at-the-market sales agreement	426,822	—	434	—	434
Vesting and settlement of restricted stock units	251,359	—	—	—	—
Issuance of common stock under employee stock purchase plan	16,222	—	13	—	13
Share-based compensation expense	—	—	721	—	721
Net loss	—	—	—	(8,223)	(8,223)
Balance at March 31, 2025	77,272,786	$77	$317,511	$(363,498)	$(45,910)

	Three Months Ended March 31, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309	—	4,320
Issuance of common stock under at-the-market sales agreement	339,912	—	450	—	450
Exercise of stock options	10,000	—	12	—	12
Vesting and settlement of restricted stock units	397,594	—	—	—	—
Issuance of common stock under employee stock purchase plan	21,681	—	21	—	21
Share-based compensation expense	—	—	1,062	—	1,062
Net loss	—	—	—	(11,763)	(11,763)
Balance at March 31, 2024	74,731,139	$74	$310,802	$(332,686)	$(21,810)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(8,223)	$(11,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	2,673	2,403
Depreciation	85	28
Share-based compensation expense	721	1,062
Change in fair value of warrant liabilities	(207)	712
Issuance costs allocated to warrant liabilities	—	787
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,082)	443
Other assets and liabilities	(12)	(488)
Accounts payable and accrued liabilities (includes $310 to a related party for the three months ended March 31, 2024)	215	(1,110)
Deferred revenue	—	75
Net cash used in operating activities	(5,830)	(7,851)
Investing activities
Acquisition of property and equipment	(9)	(57)
Net cash used in investing activities	(9)	(57)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	—	13,860
Proceeds from at-the-market sales agreement, net of issuance costs	434	450
Payments on royalty purchase and sale agreement	(1,000)	—
Proceeds from exercise of stock options	—	12
Proceeds from shares issued under employee stock purchase plan	13	21
Net cash (used in) provided by financing activities	(553)	14,343
Net (decrease) increase in cash and cash equivalents	(6,392)	6,435
Cash and cash equivalents, beginning of period	20,020	28,920
Cash and cash equivalent, end of period	$13,628	$35,355
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$—	$163

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

Liquidity

The Company had cash and cash equivalents of $13.6 million as of March 31, 2025.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of warrants, the issuance of long-term debt, and license agreements.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 11,111,111 shares of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the “Warrants”). The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The net proceeds to the Company from the Registered Direct Offering were $13.9 million.

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage was due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026 and for 2027 and $0.5 million for 2028. The Company paid the Maintenance Fee for 2023 in February 2024 and the Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the three months ended March 31, 2025, the Company sold 426,822 shares of its common stock for net proceeds of $0.4 million under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 339,912 shares of its common stock under the Sales Agreement for net proceeds of $0.5 million. Subsequent to March 31, 2025, the Company sold an additional 435,750 shares of its common stock pursuant to the Sales Agreement for net proceeds of $0.4 million.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, May 15, 2025, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2025 are not indicative of results to be expected for the full year ending December 31, 2025, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

During the three months ended March 31, 2025, the Company recorded an immaterial out of period adjustment of $641,000 in income tax expense and accrued liabilities related to a foreign jurisdiction.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of the total amount of future royalty revenue and milestone payments to be generated over the life of the Purchase and Sale Agreement described in Note 5, certain assumptions used in the valuation of warrant liabilities, revenue recognition, the accounting for useful lives to calculate depreciation and amortization, clinical trial expense accruals, share-based compensation expense and income tax valuation allowance. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s primary revenue arrangements are license agreements, which typically include upfront payments, regulatory and commercial milestone payments and royalties based on future product sales. The arrangements may also include payments for the Company’s SCS Microinjector devices as well as payments for assistance and oversight of the customer’s use of the Company’s technology. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

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

All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the recipient's underlying role within the Company.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign. The Company adopted ASU 2023-09 on January 1, 2025 and the adoption did not have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. This ASU requires disclosure of disaggregated income statement expense information about specific categories including purchases of inventory, employee compensation expense, depreciation and amortization in the notes to the financial statements. This ASU is effective January 1, 2027 for annual reporting periods and January 1, 2028 for interim reporting periods. The Company is currently evaluating the anticipated impact of this ASU on its consolidated financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,759	1,756
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		1,876	1,870
Total property and equipment		4,380	4,371
Less: Accumulated depreciation		(1,231)	(1,146)
Property and equipment, net		$3,149	$3,225

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development	$1,048	$545
Accrued income taxes	715	—
Accrued employee costs	633	2,159
Accrued professional fees	154	37
Accrued expense	170	226
	$2,720	$2,967

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary Clearside Royalty LLC, a Delaware limited liability company ("Royalty Sub"), entered into the Purchase and Sale Agreement (the "Purchased and Sale Agreement") with entities managed by HealthCare Royalty Management, LLC ("HCR"), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement (as defined in Note 10), the Bausch License Agreement (as defined in Note 10), that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”), and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology) (collectively, "Post-Closing License Agreement"), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub. On November 1, 2023, the Company entered into the BioCryst License Agreement (as defined in Note 10). The Company’s rights to milestone payments and royalties under the BioCryst License Agreement were sold to HCR pursuant to the terms of the Purchase and Sale Agreement providing for the sale of Royalties from Post-Closing License Agreements to HCR.

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

The Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement (the “Cap Amount”). In the event of a change in control, acquiror will have the option to make a payment to HCR of the Cap Amount, less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Cap Amount. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Balance at December 31, 2023	$41,988
Non-cash interest expense	9,779
Balance at December 31, 2024	51,767
Payments	(1,000)
Non-cash interest expense	2,673
Balance at March 31, 2025	$53,440

Effective interest rate	21.8%

6. Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2025 and December 31, 2024, there were 77,272,786 and 76,578,383 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and as of March 31, 2025, had a weighted average remaining life of 1.50 years.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 11,111,111 shares (the "Shares") of its common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock (the "Warrants").

The combined purchase price of each Share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the Warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other income, net in the consolidated statements of operations. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(3,635)
Fair value of warrants at December 31, 2024	6,692
Change in fair value during the period	(207)
Fair value of warrants at March 31, 2025	$6,485

The following table summarizes certain key inputs for the valuation of the Warrants at March 31, 2025:

Common stock price	$0.92
Exercise price per share	$1.62
Expected volatility	67.00%
Risk-free interest rate	3.87%
Contractual term (in years)	4.36
Expected dividend yield	—%

As described in Note 2, the measurement of the warrant liabilities is impacted by the likelihood of achieving certain future milestone events and the related impact to the Company’s stock price. In determining the likelihood of achieving certain future milestone events, the Company considers its current financial position and ability to fund future clinical activities as described in Note 1. The Company utilizes publicly available information from external parties to assess the related impact to the Company’s stock price from the success of these activities.

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$246	$420
General and administrative	369	382
Total	$615	$802

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the three months ended March 31, 2025:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2024	12,644,605	$2.46
Granted	2,260,584	0.97
Forfeited	(192,459)	1.28
Options outstanding at March 31, 2025	14,712,730	2.25

Options exercisable at December 31, 2024	7,643,102	3.19

Options exercisable at March 31, 2025	8,767,145	2.97

As of March 31, 2025, the Company had $4.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$50	$119
General and administrative	55	138
Total	$105	$257

The following table summarizes the activity related to RSUs during the three months ended March 31, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2024	437,305	$2.96
Vested	(310,797)	3.27
Non-vested RSUs outstanding at March 31, 2025	126,508	2.19

As of March 31, 2025, the Company had $0.2 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2	$3
General and administrative	—	—
Total	$2	$3

During the three months ended March 31, 2025, the Company issued 16,222 shares of common stock purchased under the 2016 ESPP.

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

Georgia Tech License Agreement

As described in Note 1, the Company entered into a fourth amendment to the Georgia Tech License Agreement pursuant to which the parties agreed to revised Maintenance Fee payments in exchange for a reduction to the contractual Sublicense Percentage owed by the Company on certain fees and other payments it may receive from future sublicensing activities. The Company paid the $0.3 million Maintenance Fee for 2023 in February 2024 and the $0.3 million Maintenance Fee for 2024 in October 2024. The remaining annual Maintenance Fee payments are due on October 1st of each year from 2025 through 2028, as shown in the table below (in thousands).

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

The Company was responsible for all development expenses for XIPERE in the Territory until the Company's New Drug Application ("NDA") was approved by the U.S. Food and Drug Administration ("FDA"), subject to specified exceptions, as well as manufacturing costs in connection with the NDA. The Company was also responsible for all clinical and development expenses conducted to satisfy the FDA’s requests in the complete response letter issued on October 18, 2019 related to the NDA. Following FDA approval of XIPERE, which occurred in October 2021, Bausch is responsible for all such expenses.

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

Pursuant to the Arctic License Agreement, Arctic Vision has paid the Company an aggregate of $10.0 million in upfront and milestone payments. In addition, Arctic Vision has agreed to pay the Company up to $22.5 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

BioCryst Pharmaceuticals, Inc.

On November 1, 2023, the Company entered into the BioCryst License Agreement pursuant to which the Company granted BioCryst an exclusive, worldwide and sublicensable license to the Company’s SCS Microinjector for the delivery of BioCryst’s proprietary plasma kallikrein inhibitor known as avoralstat for the treatment and prevention of diabetic macular edema.

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

11. Fair Value Measurements

The Company’s material financial instruments at March 31, 2025 and December 31, 2024 consisted of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2025 and the year ended December 31, 2024.

12. Related Party Transactions

A member of the Company's Board of Directors was the chief executive officer of a company that is a vendor of the Company until January 2025. As of December 31, 2024, the Company has recorded $0.5 million in accounts payable and $0.3 million in accrued expense with this vendor in the consolidated balance sheet. The Company has recorded $0.3 million for the three months ended March 31, 2024 of expense related to this vendor in the consolidated statement of operations.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. For the three months ended March 31, 2025 and 2024, the Company has recorded $6,000 and $75,000, respectively, in license and other revenue in the consolidated statements of operations related to the BioCryst License Agreement.

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	14,712,730	12,339,830
Non-vested restricted stock units	126,508	437,305
Common stock warrants	11,140,907	11,140,907
	25,980,145	23,918,042

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024 appearing in our Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

The current development status of our pipeline of internal product candidates and external collaborations is summarized in the charts below:

Clinical Development Pipeline

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the tyrosine kinase inhibitor, or TKI, axitinib for suprachoroidal injection delivered via our SCS Microinjector. We are developing CLS-AX for administration to the SCS as a long-acting therapy for neovascular age-related macular degeneration, or wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

ODYSSEY Phase 2b Clinical Trial

Based on the results from our OASIS trial, we conducted ODYSSEY, a randomized, active-controlled, double-masked, parallel-group, multicenter, 36-week, Phase 2b clinical trial of CLS-AX in participants with wet AMD previously treated with intravitreal anti-vascular, or VEGF, which is the standard of care therapy for the treatment of wet AMD. A total of 60 participants were treated for 36 weeks and randomized to either CLS-AX (1 mg) or aflibercept (2 mg) with a 2:1 randomization schedule (40 participants in CLS-AX arm and 20 participants in aflibercept arm). CLS-AX was administered by suprachoroidal injection via our SCS Microinjector, and aflibercept was administered via intravitreal injection. Participants in the trial were determined to have active disease with a median duration of wet AMD diagnosis of 9.9 months. Eligible participants underwent diagnostic imaging at their screening visit, followed by masked reading center confirmation of persistent active disease.

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

Preclinical

We have an experienced team of scientists and researchers evaluating small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space. Our research team is currently evaluating two small molecules through in vivo models for the potential treatment of geographic atrophy, or GA. We believe that GA is primarily a choroidal disease and that delivery of small molecules via suprachoroidal injection enables comprehensive drug coverage of both the retina and choroid, while also potentially minimizing systemic and anterior segment side effects. We are also exploring CLS-AX for the treatment of diabetic retinopathy and the combination of CLS-AX and a steroid, triamcinolone acetonide, for treatment of diabetic macular edema.

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

Operating Outlook

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuance of warrants, issuances of convertible promissory notes and loan agreements. As of March 31, 2025, we had an accumulated deficit of $363.5 million. We recorded net losses of $8.2 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development for and obtaining regulatory approval of CLS-AX, as well as discovering compounds and developing proprietary therapeutics to utilize with our SCS Microinjector.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate significant product or license and other revenue unless and until XIPERE is successfully commercialized by our licensees or until we successfully complete the development of, obtain regulatory approval for and commercialize additional product candidates, either on our own or together with a third party. Our financial results may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We expect clinical trial expenses to increase in 2025 as a result of our planned Phase 3 clinical program of CLS-AX as well as continuing our pipeline development. We also will continue our efforts to discover, research and develop additional product candidates and seek regulatory approvals in additional regions for XIPERE for the treatment of macular edema associated with uveitis. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the fourth quarter of 2025. We will require additional capital in order to complete clinical development of CLS-AX.

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

Macroeconomic Conditions

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, rising inflation, the U.S. Federal Reserve raising interest rates, and conflicts in Ukraine, Russia and the Middle East have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of the Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

The following table shows our research and development expenses by program for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
CLS-AX (wet AMD program)	$464	$2,258
GA (geographic atrophy)	375	—
Total	839	2,258
Unallocated	3,624	3,357
Total research and development expense	$4,463	$5,615

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
•
per participant trial costs;
•
the number of participants in the trials;
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

Other Income (Expense), Net

Other income (expense), net consists of expenses allocated to the warrants issued in connection with our registered direct offering in February 2024 and the change in fair value of the warrants during the period.

Non-cash Interest Expense on Liability Related to the Sales of Future Royalties

Non-cash interest expense on liability related to the sales of future royalties consists of imputed interest on the carrying value of the liability and the amortization of the related issuance costs.

Income Tax Expense

Income tax expense consists of taxes incurred in foreign jurisdictions.

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

We define our critical accounting policies, in accordance with U.S. GAAP, as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies disclosed in our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Period-to-Period
	2025	2024	Change
	(in thousands)
License and other revenue	$2,330	$230	$2,100
Operating expenses:
Cost of goods sold	248	—	248
Research and development	4,463	5,615	(1,152)
General and administrative	2,824	2,824	—
Total operating expenses	7,535	8,439	(904)
Loss from operations	(5,205)	(8,209)	3,004
Interest income	163	348	(185)
Other income (expense), net	207	(1,499)	1,706
Non-cash interest expense on liability related to the sales of future royalties	(2,673)	(2,403)	(270)
Loss before income taxes	(7,508)	(11,763)	4,255
Income tax expense	715	—	715
Net loss	$(8,223)	$(11,763)	$3,540

License and other revenue. In the three months ended March 31, 2025 and 2024, we recognized $2.3 million and $0.2 million, respectively, of revenue associated with our license agreements. License revenue and other revenue for the three months ended March 31, 2025 consisted of $1.5 million in milestones from Arctic Vision and $0.8 million in other revenue for training, services and the sales of our SCS Microinjector kits to our licensees. License revenue and other revenue for the three months ended March 31, 2024 consisted of $0.2 million for training, services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the three months ended March 31, 2025, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees of approved products.

Research and development. Research and development expenses decreased by $1.2 million from $5.6 million for the three months ended March 31, 2024 to $4.5 million for the three months ended March 31, 2025. This decrease was primarily due to a $1.8 million decrease in costs related to the CLS-AX program due to the completion of ODYSSEY, our Phase 2b clinical trial. This decrease was partially offset by a $0.4 million increase in costs related to the GA program and a $0.3 million increase in employee related costs.

General and administrative. General and administrative expenses were $2.8 million for the three months ended March 31, 2025 and 2024. This included an increase in professional fees offset by a decrease in insurance premiums.

Interest income. Interest income decreased by $0.2 million from $0.3 million for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025. The decrease was due to the lower balance of our cash and cash equivalents.

Other income (expense), net. Other income (expense), net was $0.2 million for the three months ended March 31, 2025 and $(1.5 million) for the three months ended March 31, 2024. The change was due to a smaller decline in in the fair value of the warrant liabilities from the December 31, 2024 valuation date to March 31, 2025 than as compared to the decline in fair value from the February 2024 issuance date to March 31, 2024.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $2.7 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Income tax expense. Income tax expense is due to taxes on milestone revenue incurred in foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, issuance of warrants and the issuance of long-term debt. As of March 31, 2025, we had cash and cash equivalents of

$13.6 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of March 31, 2025, our funds were held in cash and money market funds.

On February 6, 2024, we entered into a securities purchase agreement, pursuant to which we issued and sold, in a registered direct offering: (i) an aggregate of 11,111,111 shares of our common stock; and (ii) warrants to purchase up to 11,111,111 shares of common stock, or Warrants. The combined purchase price of each share and accompanying Warrant was $1.35. The exercise price for the Warrants is $1.62 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The net proceeds to us from the Registered Direct Offering were $13.9 million.

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

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the three months ended March 31, 2025, we sold 426,822 shares of our common stock for net proceeds of $0.4 million under the Sales Agreement. During the three months ended March 31, 2024, we sold 339,912 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement. Subsequent to March 31, 2025, we sold 435,750 shares of our common stock for net proceeds of $0.4 million under the Sales Agreement .

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

Based on our current plans and forecasted expenses, we expect that our cash and cash equivalents as of the filing date, May 15, 2025, will enable us to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We will require additional capital in order to complete the clinical development of CLS-AX.

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

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(5,830)	$(7,851)
Investing activities	(9)	(57)
Financing activities	(553)	14,343
Net change in cash and cash equivalents	$(6,392)	$6,435

During the three months ended March 31, 2025 and 2024, our operating activities used net cash of $5.8 million and $7.9 million, respectively. The net cash used in operating activities for the three months ended March 31, 2025 was due to ongoing research and development expenses to develop our pipeline, as well as the supporting general and administrative costs. The net cash used in operating activities for the three months ended March 31, 2024 was due to ongoing research and development expenses to develop our pipeline and costs for ODYSSEY, as well as the supporting general and administrative costs.

During the three months ended March 31, 2025 and 2024, our investing activities used net cash of $9,000 and $57,000, respectively. The net cash used in investing activities for both periods consisted of the acquisition of property and equipment.

During the three months ended March 31, 2025 our financing activities used net cash of $0.6 million. During the three months ended March 31, 2024, our financing activities provided net cash of $14.3 million. The net cash used in financing activities for the three months ended March 31, 2025 consisted primarily of $1.0 million payment related to the royalty purchase and sale agreement, partially offset by proceeds of $0.4 million from the sale of shares of our common stock under the Sales Agreement. The net cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock and warrants in a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Clearside Biomedical, Inc.

Date: May 15, 2025	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)