Form 10-Q
period 2025-06-30
Clearside Biomedical, Inc.
filed 2025-08-08
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 78,510,318 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,376	$20,020
Accounts receivable	816	507
Prepaid expenses	1,580	734
Other current assets	13	13
Total current assets	11,785	21,274
Property and equipment, net	3,065	3,225
Operating lease right-of-use asset	452	597
Other assets	30	30
Total assets	$15,332	$25,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (includes $491 to a related party as of December 31, 2024)	$1,129	$1,452
Accrued liabilities (includes $304 to a related party as of December 31, 2024)	1,537	2,967
Current portion of operating lease liabilities	381	375
Total current liabilities	3,047	4,794
Liability related to the sales of future royalties, net	55,702	51,767
Warrant liabilities	4,765	6,692
Operating lease liabilities	152	328
Other non-current liabilities	400	400
Total liabilities	64,066	63,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 78,495,760 and 76,578,383 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	78	77
Additional paid-in capital	319,181	316,343
Accumulated deficit	(367,993)	(355,275)
Total stockholders’ deficit	(48,734)	(38,855)
Total liabilities and stockholders’ deficit	$15,332	$25,126

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and other revenue (includes $442 and $81 from a related party for the three months ended June 30, 2025 and 2024, respectively, and $448 and $156 for the six months ended June 30, 2025 and 2024, respectively)	$492	$90	$2,822	$320
Operating expenses:
Cost of goods sold	—	—	248	—
Research and development (includes $243 and $503 to a related party for the three and six months ended June 30, 2024, respectively)	1,584	4,603	6,047	10,218
General and administrative	2,476	3,077	5,300	5,901
Total operating expenses	4,060	7,680	11,595	16,119
Loss from operations	(3,568)	(7,590)	(8,773)	(15,799)
Interest income	115	419	278	767
Other income, net	1,720	1,917	1,927	418
Non-cash interest expense on liability related to the sales of future royalties	(2,762)	(2,340)	(5,435)	(4,743)
Loss before income taxes	(4,495)	(7,594)	(12,003)	(19,357)
Income tax expense	—	—	715	—
Net loss	$(4,495)	$(7,594)	$(12,718)	$(19,357)
Net loss per share of common stock — basic and diluted	$(0.06)	$(0.10)	$(0.16)	$(0.27)
Weighted average shares outstanding — basic and diluted	77,844,055	74,731,139	77,385,497	72,292,183

Net loss	$(4,495)	$(7,594)	$(12,718)	$(19,357)
Unrealized loss on available-for-sale investments	—	(1)	—	(1)
Comprehensive loss	$(4,495)	$(7,595)	$(12,718)	$(19,358)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance at December 31, 2024	76,578,383	$77	$316,343	$(355,275)	$(38,855)
Issuance of common stock under at-the-market sales agreement	426,822	—	434	—	434
Vesting and settlement of restricted stock units	251,359	—	—	—	—
Issuance of common stock under employee stock purchase plan	16,222	—	13	—	13
Share-based compensation expense	—	—	721	—	721
Net loss	—	—	—	(8,223)	(8,223)
Balance at March 31, 2025	77,272,786	77	317,511	(363,498)	(45,910)
Issuance of common stock under at-the-market sales agreement	1,222,974	1	976	—	977
Share-based compensation expense	—	—	694	—	694
Net loss	—	—	—	(4,495)	(4,495)
Balance at June 30, 2025	78,495,760	$78	$319,181	$(367,993)	$(48,734)

	Six Months Ended June 30, 2024
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	62,850,841	$63	$304,948	$(320,923)	$—	$(15,912)
Issuance of common stock under registered direct offering	11,111,111	11	4,309	—	—	4,320
Issuance of common stock under at-the-market sales agreement	339,912	—	450	—	—	450
Exercise of stock options	10,000	—	12	—	—	12
Vesting and settlement of restricted stock units	397,594	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	21,681	—	21	—	—	21
Share-based compensation expense	—	—	1,062	—	—	1,062
Net loss	—	—	—	(11,763)	—	(11,763)
Balance at March 31, 2024	74,731,139	74	310,802	(332,686)	—	(21,810)
Share-based compensation expense	—	—	1,120	—	—	1,120
Net loss	—	—	—	(7,594)	—	(7,594)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2024	74,731,139	$74	$311,922	$(340,280)	$(1)	$(28,285)

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(12,718)	$(19,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	5,435	4,743
Depreciation	169	72
Share-based compensation expense	1,415	2,182
Change in fair value of warrant liabilities	(1,927)	(1,206)
Issuance costs allocated to warrant liabilities	—	787
Amortization and accretion of available-for-sales investments, net	—	(109)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,155)	795
Other assets and liabilities	(25)	(497)
Accounts payable and accrued liabilities (includes $254 to a related party for the six months ended June 30, 2024)	(1,753)	(1,091)
Deferred revenue	—	150
Net cash used in operating activities	(10,559)	(13,531)
Investing activities
Acquisition of property and equipment	(9)	(480)
Purchase of short-term investments	—	(11,014)
Net cash used in investing activities	(9)	(11,494)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	—	13,860
Proceeds from at-the-market sales agreement, net of issuance costs	1,411	450
Payments on royalty purchase and sale agreement	(1,500)	—
Proceeds from exercise of stock options	—	12
Proceeds from shares issued under employee stock purchase plan	13	21
Net cash (used in) provided by financing activities	(76)	14,343
Net decrease in cash and cash equivalents	(10,644)	(10,682)
Cash and cash equivalents, beginning of period	20,020	28,920
Cash and cash equivalent, end of period	$9,376	$18,238
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$—	$4

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

Liquidity

The Company had cash and cash equivalents of $9.4 million as of June 30, 2025. In July 2025, the Company announced plans to explore a full range of strategic alternatives to advance its SCS platform and drug development pipeline to maximize stockholder value. The Company has retained Piper Sandler, a leading investment bank with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. Strategic alternatives under consideration include the sale, license, monetization and/or divestiture of one or more of the Company’s assets and technologies, collaboration, partnership, merger, acquisition, joint ventures, or other strategic transactions. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to file for bankruptcy or wind down its operations. In addition, in July 2025, the Company implemented a plan pursuant to which all of the Company’s employees had their employment with the Company terminated and transitioned into consulting roles with the Company (the "Reduction in Force"). The Company estimates that it will incur charges of approximately $2.6 million for severance and other employee termination related costs in the third quarter of 2025. As part of the strategic alternative process, the Company has paused all internal research and development programs which can be resumed if the Company is able to raise additional capital.

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

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the six months ended June 30, 2025, the Company sold 1,649,796 shares of its common stock for net proceeds of $1.4 million under the Sales

Agreement. During the six months ended June 30, 2024, the Company sold 339,912 shares of its common stock under the Sales Agreement for net proceeds of $0.5 million.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current plans and forecasted expenses, the Company does not expect its cash and cash equivalents will enable the Company to fund its planned operating expenses and capital expenditure requirements for the next 12 months from the date of this filing.

Accordingly, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2025 are not indicative of results to be expected for the full year ending December 31, 2025, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

During the six months ended June 30, 2025, the Company recorded an immaterial out of period adjustment of $641,000 in income tax expense and accrued liabilities related to a foreign jurisdiction.

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

Share-Based Compensation

Compensation cost related to share-based awards granted to employees, directors and consultants is measured based on the estimated fair value of the award at the grant date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. The fair value of restricted stock units granted is measured based on the market value of the Company’s common stock on the date of grant. Share-based compensation costs are expensed on a straight-line basis over the relevant vesting period. The Reduction in Force implemented in July 2025 did not change the vesting terms and conditions of the share-based awards.

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

The Company’s warrant liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrant liabilities are revalued at each reporting period and changes in fair value are recognized in other income (expense) in the consolidated statements of operations. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. See Note 7 for further details.

Recently Issued Accounting Pronouncements

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,759	1,756
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		1,876	1,870
Total property and equipment		4,380	4,371
Less: Accumulated depreciation		(1,315)	(1,146)
Property and equipment, net		$3,065	$3,225

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development	$451	$545
Accrued income taxes	692	—
Accrued employee costs	194	2,159
Accrued professional fees	116	37
Accrued expense	84	226
	$1,537	$2,967

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

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Balance at December 31, 2023	$41,988
Non-cash interest expense	9,779
Balance at December 31, 2024	51,767
Payments	(1,500)
Non-cash interest expense	5,435
Balance at June 30, 2025	$55,702

Effective interest rate	21.8%

6. Common Stock

At the Company's 2025 annual meeting of stockholders held on May 30, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized number of shares of common stock from 200,000,000 to 400,000,000. As of June 30, 2025, the Company was authorized to issue 400,000,000 shares of common stock, $0.001 par value. As of June 30, 2025 and December 31, 2024, there were 78,495,760 and 76,578,383 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 29,796 shares of common stock at a price per share of $10.74. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and as of June 30, 2025, had a weighted average remaining life of 1.25 years.

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

The following table summarizes the change in fair value of the warrant liabilities (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(3,635)
Fair value of warrants at December 31, 2024	6,692
Change in fair value during the period	(1,927)
Fair value of warrants at June 30, 2025	$4,765

The following table summarizes certain key inputs for the valuation of the Warrants at June 30 2025:

Common stock price	$0.80
Exercise price per share	$1.62
Expected volatility	67.00%
Risk-free interest rate	3.67%
Contractual term (in years)	4.11
Expected dividend yield	—%

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

As described in Note 1, the Company is exploring strategic alternatives. Following the decision to explore such alternatives and related announcement in July 2025, the Company experienced a significant decline in its traded stock price. This decline, coupled with the increased uncertainty in the Company’s future financial viability, has led to a further decline in the fair value of the Company's warrant liabilities subsequent to June 30, 2025.

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$256	$384	$502	$804
General and administrative	365	480	734	862
Total	$621	$864	$1,236	$1,666

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the six months ended June 30, 2025:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2024	12,644,605	$2.46
Granted	2,260,584	0.97
Forfeited	(575,000)	1.29
Options outstanding at June 30, 2025	14,330,189	2.28

Options exercisable at December 31, 2024	7,643,102	3.19

Options exercisable at June 30, 2025	9,168,262	2.89

As of June 30, 2025, the Company had $4.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees and consultants under the 2016 Plan. The shares underlying the RSU awards have vesting terms of four years from the date of grant subject to the recipient's continuous service and subject to accelerated vesting in specified circumstances. The fair value of the RSUs granted is measured based on the market value of the Company’s common stock on the date of grant and is recognized ratably over the requisite service period, which is generally the vesting period of the awards.

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$33	$118	$83	$237
General and administrative	36	135	91	273
Total	$69	$253	$174	$510

The following table summarizes the activity related to RSUs during the six months ended June 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2024	437,305	$2.96
Vested	(310,797)	3.27
Non-vested RSUs outstanding at June 30, 2025	126,508	2.19

As of June 30, 2025, the Company had $0.2 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 0.6 years.

Employee Stock Purchase Plan

The 2016 Employee Stock Purchase Plan (the “2016 ESPP”) became effective on June 1, 2016. The 2016 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period are estimated using the Black-Scholes option pricing model and expense is recognized over the six-month withholding period prior to the purchase date.

The share-based compensation expense recognized for the 2016 ESPP is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3	$2	$4	$5
General and administrative	1	1	1	1
Total	$4	$3	$5	$6

During the six months ended June 30, 2025, the Company issued 16,222 shares of common stock purchased under the 2016 ESPP.

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

Pursuant to the Arctic License Agreement, Arctic Vision has paid the Company an aggregate of $10.5 million in upfront and milestone payments. In addition, Arctic Vision has agreed to pay the Company up to $22.0 million in development and sales milestones. Further, during the applicable royalty term, the Company will also be entitled to receive tiered royalties of ten to twelve percent of net sales based on achieving certain annual net sales thresholds in the Arctic Territory, subject to customary reductions, payable on a product-by-product and country-by-country basis, commencing at launch in such country and lasting until the latest of (i) the date that all valid claims within the licensed patent rights covering XIPERE have expired, (ii) the date of the loss of marketing or regulatory exclusivity of XIPERE in a given country, or (iii) ten years from the first commercial sale of XIPERE in a given country. The Company's rights to these royalties and milestone payments have been sold pursuant to the terms and conditions of the Purchase and Sale Agreement described in Note 5.

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

11. Fair Value Measurements

The Company’s material financial instruments at June 30, 2025 and December 31, 2024 consisted of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2025 and the year ended December 31, 2024.

12. Related Party Transactions

A member of the Company's Board of Directors was the chief executive officer of a company that is a vendor of the Company until January 2025. As of December 31, 2024, the Company has recorded $0.5 million in accounts payable and $0.3 million in accrued expense with this vendor in the consolidated balance sheet. The Company has recorded $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, of expense related to this vendor in the consolidated statement of operations.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. The Company has recorded $0.3 million and $81,000 for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended in June 30 2025 and 2024, respectively, in license and other revenue in the consolidated statements of operations related to the BioCryst License Agreement.

A member of the Company's Board of Directors is the chief financial officer of Aura Biosciences. The Company has recorded $0.1 million in license and other revenue in the consolidated statement of operations related to the Aura License Agreement for each of the three and six month periods ending June 30, 2025.

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Six Months Ended June 30,
	2025	2024
Outstanding stock options	14,330,189	12,767,330
Non-vested restricted stock units	126,508	437,305
Common stock warrants	11,140,907	11,140,907
	25,597,604	24,345,542

14. Subsequent Event

On July 17, 2025, the Company announced plans to explore a full range of strategic alternatives to advance its SCS platform and drug development pipeline to maximize stockholder value. The Company has retained Piper Sandler, a leading investment bank with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. Strategic alternatives under consideration include the sale, license, monetization and/or divestiture of one or more of the Company’s assets and technologies, collaboration, partnership, merger, acquisition, joint ventures, or other strategic transactions. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to file for bankruptcy or wind down its operations. In connection with such process and in order to extend the Company’s resources, the Company implemented a plan pursuant to which all Company employees had their employment with the Company terminated and transitioned into consulting roles with the Company. The reduction in force is expected to be completed during the third quarter of 2025.

The Company estimates that it will incur charges of approximately $2.6 million for severance and other employee termination-related costs in the third quarter of 2025. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, its workforce reduction.

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

We are leveraging our SCS injection platform with an internal research and development pipeline targeting retinal diseases and through external collaborations with other companies. We have our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection technology. Our first product, XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.

We believe that we have a broad therapeutic platform for developing product candidates to treat serious eye diseases.

In connection with our July 2025 announcement of plans to explore strategic alternatives and in order to extend resources, we paused all internal research and development programs during the pendency of this process. The current development status of our pipeline of internal product candidates and external collaborations is summarized in the charts below:

Clinical Development Pipeline

CLS-AX (axitinib injectable suspension)

CLS-AX, our most advanced product candidate, is our proprietary suspension of the tyrosine kinase inhibitor, or TKI, axitinib for suprachoroidal injection delivered via our SCS Microinjector. CLS-AX is a Phase 3 ready asset for administration to the SCS as a long-acting therapy for neovascular age-related macular degeneration, or wet AMD, a retinal degenerative disease that causes a progressive loss of central vision.

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

CLS-AX Phase 3

We conducted an End-of-Phase 2 meeting with the FDA in the first quarter of 2025 and gained alignment on the essential components of a potential Phase 3 program, which would include two pivotal, non-inferiority Phase 3 trials with aflibercept 2 mg as a comparator.

Preclinical

We have evaluated various small molecules that may be utilized as potential treatment options for back of the eye diseases utilizing our SCS Microinjector for delivery in the suprachoroidal space. Our preclinical pipeline includes two small molecules evaluated using in vivo models for the potential treatment of geographic atrophy, or GA, CLS-AX for the treatment of diabetic retinopathy and the combination of CLS-AX and a steroid, triamcinolone acetonide, for the treatment of diabetic macular edema.

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

Commercial Product

XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the FDA in October 2021. XIPERE is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis. XIPERE commercialization rights are licensed to Bausch + Lomb in the United States and Canada and Arctic Vision in the Asia Pacific region, not including Japan. In July 2025, Health Canada granted approval for XIPERE for the treatment of uveitic macular edema.

Operating Outlook and Strategic Review

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuance of warrants, issuances of convertible promissory notes and loan agreements. As of June 30, 2025, we had an accumulated deficit of $368.0 million. We recorded net losses of $4.5 million and $7.6 million for the three months ended June 30, 2025 and 2024, respectively, and net losses of $12.7 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively.

In July 2025, we announced plans to explore a full range of strategic alternatives to advance our SCS platform and drug development pipeline to maximize stockholder value. We have retained Piper Sandler, a leading investment bank with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. Strategic alternatives under consideration include the sale, license, monetization and/or divestiture of one or more of our assets and technologies, collaboration, partnership, merger, acquisition, joint ventures or other strategic transactions. If a strategic alternative is not available, we will be required to take additional actions to fund our operations, or we may be forced to file for bankruptcy or wind down our operations.

Based on our current plans and forecasted expenses and our cash and cash equivalents, we do not believe we will be able to fund our operations for the next 12 months from the date of this filing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern.

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

Recent Developments

Strategic Review and Reduction in Force

As discussed in more detail under “—Operating Outlook and Strategic Review” above, in July 2025, we announced plans to explore a full range of strategic alternatives to advance our SCS platform and drug development pipeline to maximize stockholder value. In connection with such process, and in order to extend our resources, we implemented a plan pursuant to which we terminated the employment of all employees and transitioned such persons into consulting roles. We estimate that we will incur charges of approximately $2.6 million for severance and other employee termination-related costs in the third quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our workforce reduction. The reduction in force is expected to be completed during the third quarter of 2025.

Minimum Bid Price Requirement

On February 7, 2025, we received a letter from Nasdaq, notifying us that, from December 18, 2024 to February 4, 2025, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until August 6, 2025, to regain compliance with Nasdaq’s bid price requirement (the “Minimum Bid Price Requirement”). We did not regain compliance by August 6, 2025, and as a result we expect that Nasdaq will provide notice that our common stock will be subject to delisting. We intend to appeal any delisting determination to a Nasdaq hearings panel and our common stock will remain listed on the Nasdaq Global Market until the completion of the appeal process, during which time we may regain compliance the Minimum Bid Price Requirement if our minimum bid price of listed securities closes at $1.00 per share or more for a minimum of 10 consecutive business days. In addition, on August 4, 2025, we filed a proxy statement seeking approval by our stockholders to effect a reverse split of our outstanding common stock at a ratio ranging from 1-for-5 and 1-for-15 (the “Reverse Stock Split”). If approved by stockholders, this Reverse Stock Split Proposal would permit (but not require) our board of directors to effect a reverse stock split of our common stock at any time before August 29, 2026, by a ratio of not less than 1-for-5 and not more than 1-for-15, inclusive, and a corresponding proportionate reduction in the total number of authorized shares of the Company’s common stock (the “Authorized Shares Reduction”), with such ratio to be determined by the our board of directors in its sole discretion. Our board of directors’ primary objective in proposing the Reverse Stock Split and Authorized Shares Reduction is to raise the per share trading price of our common stock. Our board of directors believes that the Reverse Stock Split and Authorized Shares Reduction will result in a higher per share trading price, which is intended to enable us to maintain the listing of our common stock on The Nasdaq Global Market and generate greater investor interest in the Company.

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

Research and Development

Research and development expenses have historically consisted primarily of costs incurred for the research and development of our preclinical and clinical product candidates, which include:

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

The following table shows our research and development expenses by program for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CLS-AX (wet AMD program)	$200	$1,763	$664	$4,021
GA (geographic atrophy)	90	—	465	—
Total	290	1,763	1,129	4,021
Unallocated	1,294	2,840	4,918	6,197
Total research and development expense	$1,584	$4,603	$6,047	$10,218

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

As discussed in more detail under “—Operating Outlook and Strategic Review” above, in July 2025, we announced plans to explore a full range of strategic alternatives to advance our SCS platform and drug development pipeline to maximize stockholder value. We paused all internal research and development programs during the pendency of this process. Accordingly, we expect research and development expenses will continue to decrease in future periods relative to the corresponding periods of 2024.

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

We define our critical accounting policies, in accordance with U.S. GAAP, as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies disclosed in our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Period-to-Period
	2025	2024	Change
	(in thousands)
License and other revenue	$492	$90	$402
Operating expenses:
Research and development	1,584	4,603	(3,019)
General and administrative	2,476	3,077	(601)
Total operating expenses	4,060	7,680	(3,620)
Loss from operations	(3,568)	(7,590)	4,022
Interest income	115	419	(304)
Other income, net	1,720	1,917	(197)
Non-cash interest expense on liability related to the sales of future royalties	(2,762)	(2,340)	(422)
Net loss	(4,495)	(7,594)	3,099

License and other revenue. In the three months ended June 30, 2025 and 2024, we recognized $0.5 million and $90,000, respectively, of revenue associated with our license agreements. License revenue and other revenue in both periods consisted of revenue for training, services and the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expenses decreased by $3.0 million from $4.6 million for the three months ended June 30, 2024 to $1.6 million for the three months ended June 30, 2025. This decrease was primarily due to a $1.6 million decrease in costs related to the CLS-AX program due to the completion of ODYSSEY, our Phase 2b clinical trial, a $0.8 million decrease in employee related costs and $0.4 million decrease related to a research and development tax credit received in the three months ended June 20, 2025.

General and administrative. General and administrative expenses decreased by $0.6 million from $3.1 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. This decrease was primarily due to a $0.6 million decrease in employee related costs.

Interest income. Interest income decreased by $0.3 million from $0.4 million for the three months ended June 30, 2024 to $0.1 million for the three months ended June 30, 2025. The decrease was due to the lower balance of our cash and cash equivalents.

Other income, net. Other income, net was $1.7 million for the three months ended June 30, 2025 and $1.9 million for the three months ended June 30, 2024. The change was due to a smaller decline in the fair value of the warrant liabilities from the December 31, 2024 valuation date to June 30, 2025 than as compared to the decline in fair value from the February 2024 issuance date to June 30, 2024.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $2.8 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Period-to-Period
	2025	2024	Change
	(in thousands)
License and other revenue	$2,822	$320	$2,502
Operating expenses:
Cost of goods sold	248	—	248
Research and development	6,047	10,218	(4,171)
General and administrative	5,300	5,901	(601)
Total operating expenses	11,595	16,119	(4,524)
Loss from operations	(8,773)	(15,799)	7,026
Interest income	278	767	(489)
Other income, net	1,927	418	1,509
Non-cash interest expense on liability related to the sales of future royalties	(5,435)	(4,743)	(692)
Loss before income taxes	(12,003)	(19,357)	7,354
Income tax expense	715	—	715
Net loss	$(12,718)	$(19,357)	$6,639

License and other revenue. In the six months ended June 30, 2025 and 2024, we recognized $2.8 million and $0.3 million, respectively, of revenue associated with our license agreements. License revenue and other revenue for the six months ended June 30, 2025 consisted of $1.5 million in milestones from Arctic Vision and $1.3 million in other revenue for training, services and the sales of our SCS Microinjector kits to our licensees. License revenue and other revenue for the six months ended June 30, 2024 consisted of $0.3 million for training, services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the six months ended June 30, 2025, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees of approved products.

Research and development. Research and development expenses decreased by $4.2 million from $10.2 million for the six months ended June 30, 2024 to $6.0 million for the six months ended June 30, 2025. This decrease was primarily due to a $3.4 million decrease in costs related to the CLS-AX program due to the completion of ODYSSEY, our Phase 2b clinical trial, a $0.5 million decrease in employee related costs, a 0.4 million decrease in consulting fees and $0.4 million decrease related to a research and development tax credit received in the six months ended June 30, 2025. This decrease was partially offset by a $0.4 million increase in costs related to the GA program.

General and administrative. General and administrative expenses decreased by $0.6 million from 5.9 million for the six months ended June 30, 2024 to $5.3 million for the six months ended June 30, 2025. This decrease was primarily due to a $0.6 million decrease in employee related costs.

Interest income. Interest income decreased by $0.5 million from $0.8 million for the six months ended June 30, 2024 to $0.3 million for the six months ended June 30, 2025. The decrease was due to the lower balance of our cash and cash equivalents.

Other income, net. Other income, net was $1.9 million for the six months ended June 30, 2025 and $0.4 million for the six months ended June 30, 2024. The change was due to a decline in in the fair value of the warrant liabilities from the December 31, 2024 valuation date to June 30, 2025 than as compared to the decline in fair value from the February 2024 issuance date to June 30, 2024.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $5.4 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Income tax expense. Income tax expense is due to taxes on milestone revenue incurred in foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, issuance of warrants and the issuance of long-term debt. As of June 30, 2025, we had cash and cash equivalents of

$9.4 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of June 30, 2025, our funds were held in cash and money market funds.

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

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the six months ended June 30, 2025, we sold 1,649,796 shares of our common stock for net proceeds of $1.4 million under the Sales Agreement. During the six months ended June 30, 2024, we sold 339,912 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to build our product candidate pipeline, legal and other regulatory expenses and general overhead costs as we explore strategic alternatives. In addition, we have certain contractual obligations for future payments. Refer to Note 5 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenue, we may seek to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. Other than potential payments we may receive under our license and other agreements, we do not currently have any committed external source of funds, though, as described above, we may also be able to sell our common stock under the Sales Agreement subject to the terms of that agreement and depending on market conditions. We expect that we will require additional capital to fund our ongoing operations. Additional funds may not be available to us on a timely basis, on commercially reasonable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide and related macroeconomic changes, such as rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Based on our current plans and forecasted expenses, including the impact of our recent announcement to explore strategic alternatives, we do not believe our cash and cash equivalents will be able to fund our operations for the next 12 months from the date of this filing. In order to conserve our cash balance we have paused all internal research and development programs which can be resumed if we are able to raise additional capital.

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

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,559)	$(13,531)
Investing activities	(9)	(11,494)
Financing activities	(76)	14,343
Net change in cash and cash equivalents	$(10,644)	$(10,682)

During the six months ended June 30, 2025 and 2024, our operating activities used net cash of $10.6 million and $13.5 million, respectively. The net cash used in operating activities for the six months ended June 30, 2025 was due to ongoing research and development expenses to develop our pipeline, as well as the supporting general and administrative costs. The net cash used in operating activities for the six months ended June 30, 2024 was due to ongoing research and development expenses to develop our pipeline and costs for ODYSSEY, as well as the supporting general and administrative costs.

During the six months ended June 30, 2025 and 2024, our investing activities used net cash of $9,000 and $11.5 million, respectively. The net cash used in investing activities for the six months ended June 30, 2025 consisted of the acquisition of property and equipment. The net cash used in investing activities for the six months ended June 30, 2024 consisted of $11.0 million for the purchase of short-term investments and $0.5 million for the acquisition of property and equipment.

During the six months ended June 30, 2025 our financing activities used net cash of $76,000. During the six months ended June 30, 2024, our financing activities provided net cash of $14.3 million. The net cash used in financing activities for the six months ended June 30, 2025 consisted primarily of $1.5 million payment related to the royalty purchase and sale agreement, partially offset by proceeds of $1.4 million from the sale of shares of our common stock under the Sales Agreement. The net cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock and warrants in a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2025, we had an accumulated deficit of $368.0 million and had cash and cash equivalents of $9.4 million. While we have begun to implement cost reductions in 2025, we have finite cash resources available to fund our operations. As part of cost reductions, we implemented a plan pursuant to which we terminated all employees and transitioned such persons into consulting roles. We estimate that we will incur charges of approximately $2.6 million for severance and other employee termination-related costs in the third quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our workforce reduction. The reduction in force is expected to be completed during the third quarter of 2025.

In July 2025, we announced plans to explore a full range of strategic alternatives to advance our SCS platform and drug development pipeline to maximize stockholder value. We have retained Piper Sandler, a leading investment bank with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. Strategic alternatives under consideration include the sale, license, monetization and/or divestiture of one or more of our assets and technologies, collaboration, partnership, merger, acquisition, joint ventures or other strategic transactions.

These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our current plans and forecasted expenses and our cash and cash equivalents, we do not believe we will be able to fund our operations for the next 12 months from the date of this filing. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing and if a strategic alternative is not available, we may be forced to file for bankruptcy or wind down our operations.

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

Risks Related to Ownership of Our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On February 7, 2025, we received a letter from Nasdaq, notifying us that, from December 18, 2024 to February 4, 2025, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until August 6, 2025, to regain compliance with Nasdaq’s Minimum Bid Price Requirement. We did not regain compliance by August 6, 2025, and as a result we expect that Nasdaq will provide notice that our common stock will be subject to delisting. We intend to appeal any delisting determination to a Nasdaq hearings panel and our common stock will remain listed on the Nasdaq Global Market until the completion of the appeal process, during which time we may regain compliance the Minimum Bid Price Requirement if our minimum bid price of listed securities closes at $1.00 per share or more for a minimum of 10 consecutive business days. In addition, on August 4, 2025, we filed a proxy statement seeking approval by our stockholders to effect a reverse split of our outstanding common stock at a ratio ranging from 1-for-5 and 1-for-15. If approved by stockholders, this Reverse Stock Split Proposal would permit (but not require) our board of directors to effect a reverse stock split of our common stock at any time before August 29, 2026, by a ratio of not less than 1-for-5 and not more than 1-for-15, inclusive, and a corresponding proportionate reduction in the total number of authorized shares of the Company’s common stock, with such ratio to be determined by the our board of directors in its sole discretion. Our board of directors’ primary objective in proposing the Reverse Stock Split and Authorized Shares Reduction is to raise the per share trading price of our common stock. Our board of directors believes that the Reverse Stock Split and Authorized Shares Reduction will result in a higher per share trading price, which is intended to enable us to maintain the listing of our common stock on The Nasdaq Global Market and generate greater investor interest in the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on May 30, 2025).

3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1*	Separation Agreement, by and between Registrant and George Lasezkay, dated as of July 17, 2025.

10.2*	Consulting Agreement, by and between Registrant and George Lasezkay, dated as of July 17, 2025.

10.3*	Separation Agreement, by and between Registrant and Charles Deignan, dated as of July 17, 2025.

10.4*	Consulting Agreement, by and between Registrant and Charles Deignan, dated as of July 17, 2025.

10.5*	Separation Agreement, by and between Registrant and Victor Chong, dated as of July 17, 2025.

10.6*	Consulting Agreement, by and between Registrant and Victor Chong, dated as of July 17, 2025.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.
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

Clearside Biomedical, Inc.

Date: August 8, 2025	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)