Form 10-Q
period 2025-09-30
Clearside Biomedical, Inc.
filed 2025-11-14
CIK 1539029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 5,233,981 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARSIDE BIOMEDICAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,801	$20,020
Accounts receivable	266	507
Prepaid expenses	1,187	734
Other current assets	—	13
Total current assets	8,254	21,274
Property and equipment, net	2,981	3,225
Operating lease right-of-use asset	376	597
Other assets	30	30
Total assets	$11,641	$25,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable (includes $491 to a related party as of December 31, 2024)	$796	$1,452
Accrued liabilities (includes $304 to a related party as of December 31, 2024)	1,590	2,967
Current portion of operating lease liabilities	384	375
Total current liabilities	2,770	4,794
Liability related to the sales of future royalties, net	61,167	51,767
Warrant liabilities	1,192	6,692
Operating lease liabilities	62	328
Other non-current liabilities	400	400
Total liabilities	65,591	63,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 26,666,666 and 13,333,333 shares authorized at September 30, 2025 and December 31, 2024, respectively; 5,233,981 and 5,105,216 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	78	77
Additional paid-in capital	319,937	316,343
Accumulated deficit	(373,965)	(355,275)
Total stockholders’ deficit	(53,950)	(38,855)
Total liabilities and stockholders’ deficit	$11,641	$25,126

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-fifteen reverse stock split effected in September 2025. See Note 1, The Company, for details.

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and other revenue (includes $172 and $81 from a related party for the three months ended September 30, 2025 and 2024, respectively, and $494 and $237 for the nine months ended September 30, 2025 and 2024, respectively)	$201	$1,038	$3,023	$1,358
Operating expenses:
Cost of goods sold	—	—	248	—
Research and development (includes $255 and $473 to a related party for the three and nine months ended September 30, 2024, respectively)	2,933	4,128	8,980	14,346
General and administrative	4,308	2,844	9,608	8,745
Total operating expenses	7,241	6,972	18,836	23,091
Loss from operations	(7,040)	(5,934)	(15,813)	(21,733)
Interest income	65	338	343	1,104
Other income, net	3,573	365	5,500	783
Non-cash interest expense on liability related to the sales of future royalties	(2,570)	(2,457)	(8,005)	(7,200)
Loss before income taxes	(5,972)	(7,688)	(17,975)	(27,046)
Income tax expense	—	—	715	—
Net loss	$(5,972)	$(7,688)	$(18,690)	$(27,046)
Net loss per share of common stock — basic and diluted (1)	$(1.14)	$(1.54)	$(3.61)	$(5.55)
Weighted average shares outstanding — basic and diluted (1)	5,233,981	4,983,032	5,184,275	4,874,398

Net loss	$(5,972)	$(7,688)	$(18,690)	$(27,046)
Unrealized gain on available-for-sale investments	—	6	—	5
Comprehensive loss	$(5,972)	$(7,682)	$(18,690)	$(27,041)

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-fifteen reverse stock split effected in September 2025. See Note 1, The Company, for details.

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2025

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance at December 31, 2024	5,105,216	$77	$316,343	$(355,275)	$(38,855)
Issuance of common stock under at-the-market sales agreement	28,447	—	434	—	434
Vesting and settlement of restricted stock units	16,757	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,081	—	13	—	13
Share-based compensation expense	—	—	721	—	721
Net loss	—	—	—	(8,223)	(8,223)
Balance at March 31, 2025	5,151,501	77	317,511	(363,498)	(45,910)
Issuance of common stock under at-the-market sales agreement	81,510	1	976	—	977
Share-based compensation expense	—	—	694	—	694
Net loss	—	—	—	(4,495)	(4,495)
Balance at June 30, 2025	5,233,011	78	319,181	(367,993)	(48,734)
Issuance of common stock under employee stock purchase plan	970	—	10	—	10
Share-based compensation expense	—	—	746	—	746
Net loss	—	—	—	(5,972)	(5,972)
Balance at September 30, 2025	5,233,981	$78	$319,937	$(373,965)	$(53,950)

	Nine Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares (1)	Amount	Paid-In-Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	4,190,069	$63	$304,948	$(320,923)	$—	$(15,912)
Issuance of common stock under registered direct offering	740,740	11	4,309	—	—	4,320
Issuance of common stock under at-the-market sales agreement	22,656	—	450	—	—	450
Exercise of stock options	666	—	12	—	—	12
Vesting and settlement of restricted stock units	26,505	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,445	—	21	—	—	21
Share-based compensation expense	—	—	1,062	—	—	1,062
Net loss	—	—	—	(11,763)	—	(11,763)
Balance at March 31, 2024	4,982,081	74	310,802	(332,686)	—	(21,810)
Share-based compensation expense	—	—	1,120	—	—	1,120
Net loss	—	—	—	(7,595)	—	(7,595)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2024	4,982,081	74	311,922	(340,281)	(1)	(28,286)
Issuance of common stock under the employee stock purchase plan	962	1	13	—	—	14
Share-based compensation expense	—	—	1,165	—	—	1,165
Net loss	—	—	—	(7,688)	—	(7,688)
Other comprehensive gain	—	—	—	—	6	6
Balance at September 30, 2024	4,983,043	$75	$313,100	$(347,969)	$5	$(34,789)

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-fifteen reverse stock split effected in September 2025. See Note 1, The Company, for details.

See accompanying notes to the consolidated financial statements.

CLEARSIDE BIOMEDICAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(18,690)	$(27,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sales of future royalties, net of issuance costs accretion	8,005	7,200
Depreciation	253	147
Share-based compensation expense	2,161	3,347
Change in fair value of warrant liabilities	(5,500)	(1,570)
Issuance costs allocated to warrant liabilities	—	787
Amortization and accretion of available-for-sales investments, net	—	(286)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(199)	(319)
Other assets and liabilities	(36)	(506)
Accounts payable and accrued liabilities (includes $223 to a related party for the nine months ended September 30, 2024)	(2,033)	(1,123)
Deferred revenue	—	(75)
Net cash used in operating activities	(16,039)	(19,444)
Investing activities
Acquisition of property and equipment	(9)	(533)
Purchase of short-term investments	—	(16,912)
Maturity of short-term investments	—	7,500
Net cash used in investing activities	(9)	(9,945)
Financing activities
Proceeds from issuance of common stock and warrants under registered direct offering, net of issuance costs	—	13,860
Proceeds from at-the-market sales agreement, net of issuance costs	1,411	450
Proceeds from royalty purchase and sale agreement, net of issuance costs	2,895	—
Payments on royalty purchase and sale agreement	(1,500)	—
Proceeds from exercise of stock options	—	12
Proceeds from shares issued under employee stock purchase plan	23	35
Net cash provided by financing activities	2,829	14,357
Net decrease in cash and cash equivalents	(13,219)	(15,032)
Cash and cash equivalents, beginning of period	20,020	28,920
Cash and cash equivalent, end of period	$6,801	$13,888
Supplemental disclosure
Purchase of property and equipment included in accrued liabilities	$—	$31

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

Reverse Stock Split

On August 29, 2025, the Company held a special meeting of stockholders at which its stockholders approved a proposal to effect an amendment to the Company’s Amended and Restated Certificate of Incorporation to implement a reverse stock split and a corresponding reduction in the total number of authorized shares of the Company’s common stock. On September 4, 2025, the Company’s board of directors approved the filing of a certificate of amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect the one-for-fifteen (1:15) reverse stock split of its outstanding common stock and a corresponding reduction in the total number of authorized shares of the Company’s common stock (the “Reverse Stock Split”).

On September 12, 2025, the Company effected the Reverse Stock Split. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the Reverse Stock Split resulted in any stockholder owning only a fractional share).

Liquidity

The Company had cash and cash equivalents of $6.8 million as of September 30, 2025. In July 2025, the Company announced plans to explore a full range of strategic alternatives to advance its SCS platform and drug development pipeline to maximize stockholder value. The Company has retained Piper Sandler, a leading investment bank with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. Strategic alternatives under consideration include the sale, license, monetization and/or divestiture of one or more of the Company’s assets and technologies, collaboration, partnership, merger, acquisition, joint ventures, or other strategic transactions. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to file for bankruptcy or wind down its operations. In addition, in July 2025, the Company implemented a plan pursuant to which all of the Company’s employees had their employment with the Company terminated and transitioned into consulting roles with the Company (the "Reduction in Force"). The Company incurred charges of $2.3 million for severance and other employee termination related costs during the three months ended September 30, 2025 of which $1.2 million was recorded in research and development expenses and $1.1 million was recorded in general and administrative expenses. The Company expects to incur approximately $0.1 million in additional costs for other employee termination related costs. As part of the strategic alternative process, the Company has paused all internal research and development programs which can be resumed if the Company is able to raise additional capital.

Historically, the Company has funded its operations primarily through the sale of common stock and convertible preferred stock, the issuance of warrants, the issuance of long-term debt, and license agreements.

On September 4, 2025, the Company entered into an Omnibus Amendment Agreement (the “Amendment”) with Royalty Sub (as defined below) and with entities managed by HCR (as defined below). Pursuant to the Amendment, Royalty Sub received an additional payment of $2.9 million, representing $3.0 million to which the Royalty Sub was entitled, less $0.1 million of transaction expenses, from HCR, which Royalty Sub then paid to the Company in exchange for the remaining assets related to the Company's SCS Microinjector technology. See Note 5 for further details.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 740,740 shares of its common stock; and (ii) warrants to purchase up to 740,740 shares of common stock (the “Warrants”). The combined purchase price of each share and accompanying Warrant was $20.25. The exercise price for the Warrants is $24.30 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The net proceeds to the Company from the Registered Direct Offering were $13.9 million.

On January 31, 2024 (the “Amendment Effective Date”), the Company entered into a fourth amendment to the license agreement (as amended, the “Emory License Agreement”) with Emory University and Georgia Tech Research Corporation (collectively, the “Licensor”) pursuant to which the parties agreed to reduce the Sublicense Percentage (as defined in the Emory License Agreement) from a low double digit percentage to a high single digit percentage that the Company will pay the Licensor applicable to any fees or payments paid to the Company by any Sublicensee (as defined in the Emory License Agreement) of the Licensed Patents and/or Licensed Technology (each as defined in the Emory License Agreement), excluding (i) amounts paid to the Company by a Sublicensee to reimburse the Company for certain research and development costs pursuant to a written agreement between the Company and such Sublicensee, (ii) the value of intellectual property transferred or granted to the Company if necessary or helpful to the development or commercialization of Licensed Products (as defined in the Emory License Agreement) and (iii) amounts paid for shares of the Company’s stock. The payment to Licensor of any such Sublicense Percentage is due within 30 days of receipt by the Company of a qualifying payment from a Sublicensee, provided however, with respect to any qualifying payments received by the Company from a Sublicensee after July 1, 2023 but prior to January 1, 2025, the payment to Licensor of any such Sublicensee Percentage was due to Licensor by March 31, 2025. The parties also agreed to a revised annual license maintenance fee due each year (the “Maintenance Fee”) starting in 2023 through 2028, as follows: $0.3 million for 2023 through 2025, $0.4 million for 2026 and for 2027 and $0.5 million for 2028. The annual Maintenance Fee payments are due on October 1st of each year.

In May 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cantor as its sales agent. During the nine months ended September 30, 2025, the Company sold 109,957 shares of its common stock for net proceeds of $1.4 million under the Sales Agreement. During the nine months ended September 30, 2024, the Company sold 22,656 shares of its common stock under the Sales Agreement for net proceeds of $0.5 million.

The Company has suffered recurring losses and negative cash flows from operations since inception and anticipates incurring additional losses until such time, if ever, that it can generate significant revenue. The Company has no current source of revenue to sustain present activities. The Company does not expect to generate other meaningful revenue until and unless the Company's licensees successfully commercialize XIPERE and the Company has fulfilled its obligations under the Purchase and Sale Agreement (as defined below), its other licensees receive regulatory approval and successfully commercialize its product candidates, or the Company commercializes its product candidates either on its own or with a third party. In the absence of product or other revenues, the amount, timing, nature or source of which cannot be predicted, the Company’s losses will continue as it conducts its research and development activities.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Based on its current plans and forecasted expenses, the Company does not expect its cash and cash equivalents will enable the Company to fund its planned operating expenses for the next 12 months from the date of this filing.

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

The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2025 are not indicative of results to be expected for the full year ending December 31, 2025, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

During the nine months ended September 30, 2025, the Company recorded an immaterial out of period adjustment of $641,000 in income tax expense and accrued liabilities related to a foreign jurisdiction.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign. The Company adopted ASU 2023-09 on January 1, 2025. The adoption did not have a material impact on its consolidated financial statements.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Furniture and fixtures	5	$249	$249
Machinery and equipment	5	1,759	1,756
Computer equipment	3	20	20
Leasehold improvements	Lesser of useful life or remaining lease term	476	476
Work in process		1,876	1,870
Total property and equipment		4,380	4,371
Less: Accumulated depreciation		(1,399)	(1,146)
Property and equipment, net		$2,981	$3,225

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development	$348	$545
Accrued income taxes	692	—
Accrued employee costs	—	2,159
Accrued professional fees	460	37
Accrued expense	90	226
	$1,590	$2,967

5. Royalty Purchase and Sale Agreement

On August 8, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary Clearside Royalty LLC, a Delaware limited liability company ("Royalty Sub"), entered into the Purchase and Sale Agreement (the "Purchase and Sale Agreement") with entities managed by HealthCare Royalty Management, LLC ("HCR"), pursuant to which Royalty Sub sold to HCR certain of its rights to receive royalty and milestone payments payable to Royalty Sub under the Arctic Vision License Agreement (as defined in Note 10), the Bausch License Agreement (as defined in Note 10), that certain License Agreement, effective as of July 3, 2019, by and between the Company and Aura Biosciences, Inc. (the “Aura License Agreement”), that certain Option and License Agreement, dated as of August 29, 2019, by and between REGENXBIO Inc. and the Company (the “REGENXBIO License Agreement”), and any and all out-license agreements following the Closing Date for, or related to XIPERE or the SCS Microinjector technology (to be used in connection with compounds or products of any third parties) delivered, in whole or in part, by means of the SCS Microinjector technology) (collectively, "Post-Closing License Agreement"), excluding, for the avoidance of doubt, any in-licensed or internally developed therapies following the Closing Date (collectively, the “Royalties”), in exchange for up to $65 million. In connection with this transaction, the Company assigned the Arctic Vision License Agreement, Bausch License Agreement, Aura License Agreement, REGENXBIO License Agreement, the Company's license agreement with Emory University and The Georgia Tech Research Corporation and related intellectual property rights to Royalty Sub. On November 1, 2023, the Company entered into the BioCryst License Agreement (as defined in Note 10). The Company’s rights to milestone payments and royalties under the BioCryst License Agreement were sold to HCR pursuant to the terms of the Purchase and Sale Agreement providing for the sale of Royalties from Post-Closing License Agreements to HCR.

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

Under the terms of the original Purchase and Sales Agreement, the Purchase and Sale Agreement will automatically expire, and the payment of Royalties from the Royalty Sub to HCR will cease, when HCR has received payments of the Royalties equal to 3.4 times the aggregate amount of payments under the Purchase and Sale Agreement (the “Cap Amount”). In the event of a change in control, acquiror will have the option to make a payment to HCR of the Cap Amount, less the aggregate amount of Royalty payments made by Royalty Sub to HCR under the Purchase and Sale Agreement as a one-time payment at which time, payment of Royalties to HCR will cease. Alternatively, in the event of a change in control, the acquiror will have the option to make an initial payment of 1.0 times the aggregate amount of payments made by HCR under the Purchase and Sale Agreement as of the date of such change in control, then in that event, payment of Royalties from Royalty Sub to HCR will cease when HCR has received total Royalties payments (including the initial payment) equal to the Cap Amount. After the Purchase and Sale Agreement expires, all rights to receive the Royalties return to Royalty Sub.

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

Pursuant to the Purchase and Sale Agreement, in August 2022, Royalty Sub sold HCR certain of its rights to receive royalty and milestone payments payable Royalty Sub under existing license agreements related to XIPERE (triamcinolone acetonide injectable suspension) or the Company’s SCS Microinjector technology (collectively, the “Royalties”), and Royalty Sub received $32.5 million. On August 8, 2022, the Company and HCR Clearside SPV, LLC (the “Purchaser Agent”) entered into a Pledge and Security Agreement (as amended to date, the “Pledge Agreement”), pursuant to which the Company pledged the capital stock of Royalty Sub to secure the obligations of Royalty Sub under the Purchase and Sale Agreement. Purchaser Agent is entitled to foreclose on such capital stock following the occurrence of certain events.

On September 4, 2025, pursuant to the Amendment, Royalty Sub received an additional payment of $2.9 million representing the $3.0 million to which the Royalty Sub was entitled, less $0.1 million of transaction expenses, from HCR, which Royalty Sub then paid to the Company in exchange for the remaining assets related to the Company’s SCS Microinjector technology. In addition, in exchange for the additional transferred assets, the Purchaser also agreed to (i) reduce the amount of aggregate Royalties required for the Purchase and Sale Agreement to expire, and the payment of Royalties from the Royalty Sub to the Purchaser to cease, from $110.5 million to $106.5 million, (ii) specified exceptions to its right to receive change of control payments and (iii) a waiver of its right to foreclose on the capital stock of the Seller in specified circumstances.

The following table summarizes the activity of the Purchase and Sale Agreement (in thousands):

Balance at December 31, 2023	$41,988
Non-cash interest expense	9,779
Balance at December 31, 2024	51,767
Proceeds, net of issuance costs	2,895
Payments	(1,500)
Non-cash interest expense	8,005
Balance at September 30, 2025	$61,167

Effective interest rate	13.7%

6. Common Stock

At the Company's 2025 annual meeting of stockholders held on May 30, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized number of shares of common stock from 13,333,333 to 26,666,666. On September 12, 2025, the Company effected a 1-for-15 reverse stock split of its issued and outstanding shares of common stock. As of September 30, 2025, the Company was authorized to issue 26,666,666 shares of common stock, $0.001 par value.

On August 29, 2025, the Company held a special meeting of stockholders at which its stockholders approved a proposal to effect an amendment to the Company’s Amended and Restated Certificate of Incorporation to implement the Reverse Stock Split. On September 4, 2025, the Company’s Board of Directors approved the filing of a certificate of amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect the Reverse Stock Split.

On September 12, 2025, the Company effected the Reverse Stock Split. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately.

As of September 30, 2025 and December 31, 2024, there were 5,233,981 and 5,105,216 shares of common stock outstanding, respectively.

7. Common Stock Warrants

In September 2016, in connection with a loan agreement, the Company issued warrants to purchase up to 1,986 shares of common stock at a price per share of $161.10. The warrants are fully exercisable and expire in September 2026, or earlier upon the occurrence of specified mergers or acquisitions of the Company. The warrants were recorded in equity at the time of issuance and as of September 30, 2025, had a weighted average remaining life of 1.0 years.

On February 6, 2024, the Company entered into a securities purchase agreement with institutional investors and an existing stockholder, pursuant to which the Company issued and sold, in a registered direct offering (i) an aggregate of 740,740 shares (the "Shares") of its common stock; and (ii) warrants to purchase up to 740,740 shares of common stock (the "Warrants").

The combined purchase price of each Share and accompanying Warrant was $20.25. The exercise price for the Warrants is $24.30 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The Company recorded the initial fair value of the Warrants of $10.3 million as warrant liabilities and $4.7 million attributable to common stock as additional paid in capital in the consolidated balance sheets. The issuance costs were allocated among the Warrants and common stock consistent with the allocation between amounts recorded as warrant liabilities and common stock. The issuance costs allocated to the Warrants as well as the change in the fair value of the Warrants during the period are recorded in other income, net in the consolidated statements of operations. The issuance costs allocated to common stock were recorded as a reduction to additional paid in capital.

The following table summarizes the change in fair value of the warrant liabilities (in thousands):

Fair value of warrants at issuance February 9, 2024	$10,327
Change in fair value during the period	(3,635)
Fair value of warrants at December 31, 2024	6,692
Change in fair value during the period	(5,500)
Fair value of warrants at September 30, 2025	$1,192

The following table summarizes certain key inputs for the valuation of the Warrants at September 30 2025:

Common stock price	$3.97
Exercise price per share	$24.30
Expected volatility	80.40%
Risk-free interest rate	3.61%
Contractual term (in years)	3.86
Expected dividend yield	—%

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

Share-based compensation expense for options granted under the 2016 Plan is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$292	$386	$794	$1,190
General and administrative	385	521	1,119	1,383
Total	$677	$907	$1,913	$2,573

The following table summarizes the activity related to stock options granted under the 2011 Plan and the 2016 Plan during the nine months ended September 30, 2025:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at December 31, 2024	842,867	$36.97
Granted	171,695	14.20
Forfeited	(45,830)	19.16
Options outstanding at September 30, 2025	968,732	33.78

Options exercisable at December 31, 2024	509,428	47.90

Options exercisable at September 30, 2025	634,079	42.59

As of September 30, 2025, the Company had $3.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

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

The total share-based compensation expense related to RSUs is reflected in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$34	$118	$117	$355
General and administrative	35	137	126	410
Total	$69	$255	$243	$765

The following table summarizes the activity related to RSUs during the nine months ended September 30, 2025:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested RSUs outstanding at December 31, 2024	29,155	$44.36
Vested	(20,721)	49.04
Non-vested RSUs outstanding at September 30, 2025	8,434	32.85

As of September 30, 2025, the Company had $0.1 million of unrecognized compensation expense related to the RSUs which is expected to be recognized over a weighted average period of 0.3 years.

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

11. Fair Value Measurements

The Company’s material financial instruments at September 30, 2025 and December 31, 2024 consisted of cash and cash equivalents. The fair values of cash and cash equivalents, other current assets and accounts payable approximate their respective carrying values due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the warrant liabilities (see Note 7) require significant unobservable inputs and is classified as Level 3 in the fair value hierarchy.

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2025 and the year ended December 31, 2024.

12. Related Party Transactions

A member of the Company's Board of Directors was the chief executive officer of a company that is a vendor of the Company until January 2025. As of December 31, 2024, the Company has recorded $0.5 million in accounts payable and $0.3 million in accrued expense with this vendor in the consolidated balance sheet. The Company has recorded $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, of expense related to this vendor in the consolidated statement of operations.

The chair of the board of directors of BioCryst also serves on the Company’s Board of Directors. The Company has recorded $0.2 million and $81,000 for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.2 million for the nine months ended in September 30 2025 and 2024, respectively, in license and other revenue in the consolidated statements of operations related to the BioCryst License Agreement.

A former member of the Company's Board of Directors is the chief financial officer of Aura Biosciences. The Company has recorded $945 and $4,185 in license and other revenue in the consolidated statement of operations related to the Aura License Agreement for three and nine month periods ending September 30, 2025, respectively.

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

The Company’s potential common stock equivalents that have been excluded from the computation of diluted net loss per share for all periods presented because of their antidilutive effect consisted of the following:

	Nine Months Ended September 30,
	2025	2024
Outstanding stock options	968,732	850,094
Non-vested restricted stock units	8,434	29,153
Common stock warrants	742,726	742,726
	1,719,892	1,621,973

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

Overview

We are a biopharmaceutical company focused on revolutionizing the delivery of therapies to the back of the eye into the suprachoroidal space, or SCS®. Our novel SCS injection platform, utilizing our proprietary SCS Microinjector®, enables an in-office, repeatable, non-surgical procedure for the targeted and compartmentalized delivery of a wide variety of therapies to all layers of the posterior segment of the eye to potentially preserve and improve vision in patients with sight-threatening eye diseases. Our SCS injection platform can be used in conjunction with existing drugs designed for delivery to the SCS, novel therapies and future therapeutic innovations. We believe our proprietary suprachoroidal administration platform has the potential to become a standard for delivery of therapies intended to treat chorioretinal diseases.

We are leveraging our SCS injection platform with an internal research and development pipeline targeting chorioretinal diseases and through external collaborations with other companies. We have our own pipeline of small molecule product candidates for administration via our SCS Microinjector, and we also strategically partner with companies developing other ophthalmic therapeutic innovations to be administered using our SCS injection technology. Our first product, XIPERE® (triamcinolone acetonide injectable suspension) for suprachoroidal use, was approved by the U.S. Food and Drug Administration, or the FDA, in October 2021. Approval of XIPERE was a significant milestone for us as it is the first approved therapeutic delivered into the SCS, the first commercial product developed by us and the first therapy for macular edema associated with uveitis.

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

Operating Outlook and Strategic Review

We have incurred net losses since our inception. In recent years, our operations have consisted primarily of conducting preclinical studies and clinical trials, raising capital and undertaking other research and development initiatives. To date, we have primarily generated revenue through upfront payments and milestone payments related to license agreements and from collaboration agreements, and we have primarily financed our operations through public offerings and private placements of our equity securities, issuance of warrants, issuances of convertible promissory notes and loan agreements. As of September 30, 2025, we had an accumulated deficit of 374.0 million. We recorded net losses of $6.0 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively, and net losses of $18.7 million and $27.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CLS-AX (wet AMD program)	$25	$942	$688	$4,963
GA (geographic atrophy)	58	53	523	53
Total	83	995	1,211	5,016
Unallocated	2,850	3,133	7,769	9,330
Total research and development expense	$2,933	$4,128	$8,980	$14,346

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

Other Income, Net

Other income, net consists of expenses allocated to the warrants issued in connection with our registered direct offering in February 2024 and the change in fair value of the warrants during the periods.

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

We define our critical accounting policies, in accordance with U.S. GAAP, as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies disclosed in our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations.

	Three Months Ended September 30,		Period-to-Period
	2025	2024	Change
	(in thousands)
License and other revenue	$201	$1,038	$(837)
Operating expenses:
Research and development	2,933	4,128	(1,195)
General and administrative	4,308	2,844	1,464
Total operating expenses	7,241	6,972	269
Loss from operations	(7,040)	(5,934)	(1,106)
Interest income	65	338	(273)
Other income, net	3,573	365	3,208
Non-cash interest expense on liability related to the sales of future royalties	(2,570)	(2,457)	(113)
Net loss	(5,972)	(7,688)	1,716

License and other revenue. In the three months ended September 30, 2025 and 2024, we recognized $0.2 million and $1.0 million, respectively, of revenue associated with our license agreements. License revenue and other revenue for the three months ended September 30, 2025 consisted of revenue for training and services. License revenue and other revenue for the three months ended September 30, 2024 consisted of revenue for training, services and the sales of our SCS Microinjector kits to our licensees.

Research and development. Research and development expenses decreased by $1.2 million from $4.1 million for the three months ended September 30, 2024 to $2.9 million for the three months ended September 30, 2025. This decrease was primarily due to a $0.9 million decrease in costs related to the CLS-AX program due to the completion of ODYSSEY, our Phase 2b clinical trial and a $1.2 million increase in employee related severance costs due to the reduction in force, partially offset by a $1.4 million decrease in salary and other related benefits.

General and administrative. General and administrative expenses increased by $1.5 million from $2.8 million for the three months ended September 30, 2024 to $4.3 million for the three months ended September 30, 2025. This increase was primarily due to a $1.1 million increase in professional services, a $1.1 million increase in employee related severance costs due to the reduction in force and a $0.6 million increase in consulting fees, partially offset by a $0.9 million decrease in salary and other related benefits.

Interest income. Interest income decreased by $0.3 million from $0.3 million for the three months ended September 30, 2024 to $65,000 for the three months ended September 30, 2025. The decrease was due to the lower balance of our cash and cash equivalents.

Other income, net. Other income, net was $3.6 million for the three months ended September 30, 2025 and $0.4 million for the three months ended September 30, 2024. The change was due to a larger decline in the fair value of the warrant liabilities from the December 31, 2024 valuation date to September 30, 2025 than as compared to the decline in fair value from the February 2024 issuance date to September 30, 2024.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $2.6 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations.

	Nine Months Ended September 30,		Period-to-Period
	2025	2024	Change
	(in thousands)
License and other revenue	$3,023	$1,358	$1,665
Operating expenses:
Cost of goods sold	248	—	248
Research and development	8,980	14,346	(5,366)
General and administrative	9,608	8,745	863
Total operating expenses	18,836	23,091	(4,255)
Loss from operations	(15,813)	(21,733)	5,920
Interest income	343	1,104	(761)
Other income, net	5,500	783	4,717
Non-cash interest expense on liability related to the sales of future royalties	(8,005)	(7,200)	(805)
Loss before income taxes	(17,975)	(27,046)	9,071
Income tax expense	715	—	715
Net loss	$(18,690)	$(27,046)	$8,356

License and other revenue. In the nine months ended September 30, 2025 and 2024, we recognized $3.0 million and $1.4 million, respectively, of revenue associated with our license agreements. License revenue and other revenue for the nine months ended September 30, 2025 consisted of $1.5 million in milestones from Arctic Vision and $1.5 million in other revenue for training, services and the sales of our SCS Microinjector kits to our licensees. License revenue and other revenue for the nine months ended September 30, 2024 consisted of $1.4 million for training, services and the sales of our SCS Microinjector kits to our licensees.

Cost of goods sold. In the nine months ended September 30, 2025, we recognized $0.2 million in cost of goods sold related to the sales of our SCS Microinjector kits to our licensees of approved products.

Research and development. Research and development expenses decreased by $5.4 million from $14.3 million for the nine months ended September 30, 2024 to $9.0 million for the nine months ended September 30, 2025. This decrease was primarily due to a $4.3 million decrease in costs related to the CLS-AX program due to the completion of ODYSSEY, our Phase 2b clinical trial, a $0.7 million decrease in employee related costs due to the reduction in force and $0.4 million decrease related to a research and development tax credit received in the nine months ended September 30, 2025. This decrease was partially offset by a $0.5 million increase in costs related to the GA program.

General and administrative. General and administrative expenses increased by $0.9 million from $8.7 million for the nine months ended September 30, 2024 to $9.6 million for the nine months ended September 30, 2025. This increase was primarily due to a $1.4 million increase in professional fees, $0.8 million increase in consulting fees and a $0.5 million increase in employee related costs due to the reduction in force. This is partially offset by a $0.5 million decrease in patent expense.

Interest income. Interest income decreased by $0.8 million from $1.1 million for the nine months ended September 30, 2024 to $0.3 million for the nine months ended September 30, 2025. The decrease was due to the lower balance of our cash and cash equivalents.

Other income, net. Other income, net was $5.5 million for the nine months ended September 30, 2025 and $0.8 million for the nine months ended September 30, 2024. The change was due to a larger decline in in the fair value of the warrant liabilities from the December 31, 2024 valuation date to September 30, 2025 than as compared to the decline in fair value from the February 2024 issuance date to September 30, 2024.

Non-cash interest expense on liability related to the sales of future royalties. Non-cash interest expense on liability related to the sales of future royalties was $8.0 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively, and was comprised of imputed interest on the liability related to the sales of future royalties and the amortization of the associated issuance costs.

Income tax expense. Income tax expense is due to taxes on milestone revenue incurred in foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the proceeds of public offerings of our common stock, sales of convertible preferred stock, issuance of warrants and the issuance of long-term debt. As of September 30, 2025, we had cash and cash equivalents of $6.8 million. We invest any cash in excess of our immediate requirements primarily with a view to liquidity and capital preservation. As of September 30, 2025, our funds were held in cash and money market funds.

On September 4, 2025, we entered into an Omnibus Amendment Agreement, or the Amendment, with Clearside Royalty LLC, a wholly owned subsidiary of the Company, or the Seller, Healthcare Royalty Partners IV, L.P., or the Purchaser, and HCR Clearside SPV, LLC, or the Purchaser Agent. The Amendment, among other things, amends (i) the Purchase and Sale Agreement, dated as of August 8, 2022, or the Purchase and Sale Agreement, by and among the Seller, the Purchaser and the Purchaser Agent, (ii) the Contribution and Servicing Agreement, dated August 8, 2022, as amended to date, by and between us and Seller and (iii) the Pledge and Security Agreement, dated as of August 8, 2022, as amended to date, by and between the Company and the Purchaser Agent.

Pursuant to the Purchase and Sale Agreement, in August 2022, the Seller sold to Purchaser certain of its rights to receive royalty and milestone payments payable to Seller under existing license agreements related to XIPERE (triamcinolone acetonide injectable suspension) or our SCS Microinjector technology (collectively, the “Royalties”), and the Seller received $32.5 million. Pursuant to the Pledge Agreement, we pledged the capital stock of the Seller to secure the obligations of the Seller under the Purchase and Sale Agreement. Purchaser Agent is entitled to foreclose on such capital stock following the occurrence of certain events.

Pursuant to the Amendment, the Seller received an additional $3.0 million from the Purchaser, which the Seller then paid to us in exchange for the remaining assets related to our SCS Microinjector technology. In addition, in exchange for the additional transferred assets, the Purchaser also agreed to (i) reduce the amount of aggregate Royalties required for the Purchase and Sale Agreement to expire, and the payment of Royalties from the Royalty Sub to the Purchaser to cease, from $110.5 million to $106.5 million, (ii) specified exceptions to its right to receive change of control payments and (iii) a waiver of its right to foreclose on the capital stock of the Seller in specified circumstances.

On February 6, 2024, we entered into a securities purchase agreement, pursuant to which we issued and sold, in a registered direct offering: (i) an aggregate of 740,740 shares of our common stock; and (ii) warrants to purchase up to 740,740 shares of common stock, or Warrants. The combined purchase price of each share and accompanying Warrant was $20.25. The exercise price for the Warrants is $24.30 per share. The Warrants are currently exercisable and will expire on August 9, 2029. The net proceeds to us from the registered direct offering were $13.9 million.

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

In May 2023, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through Cantor as our sales agent. During the nine months ended September 30, 2025, we sold 109,957 shares of our common stock for net proceeds of $1.4 million under the Sales Agreement. During the nine months ended September 30, 2024, we sold 22,656 shares of our common stock for net proceeds of $0.5 million under the Sales Agreement.

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

Cash Flows

The following is a summary of the net cash flows (used in) provided by our operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(16,039)	$(19,444)
Investing activities	(9)	(9,945)
Financing activities	2,829	14,357
Net change in cash and cash equivalents	$(13,219)	$(15,032)

During the nine months ended September 30, 2025 and 2024, our operating activities used net cash of $16.0 million and $19.4 million, respectively. The net cash used in operating activities for the nine months ended September 30, 2025 was due to ongoing research and development expenses to develop our pipeline, general and administrative costs and $2.3 million in severance and related costs was paid to employees due to the reduction in force. The net cash used in operating activities for the nine months ended September 30, 2024 was due to ongoing research and development expenses to develop our pipeline and costs for ODYSSEY, as well as the supporting general and administrative costs.

During the nine months ended September 30, 2025 and 2024, our investing activities used net cash of $9,000 and $9.9 million, respectively. The net cash used in investing activities for the nine months ended September 30, 2025 consisted of the acquisition of property and equipment. The net cash used in investing activities for the nine months ended September 30, 2024 consisted of $16.9 million for the purchase of short-term investments and $0.5 million for the acquisition of property and equipment, partially offset by $7.5 million received upon the maturity of short-term investments.

During the nine months ended September 30, 2025 and 2024, our financing activities provided net cash of $2.8 million and $14.3 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of $2.9 million of net proceeds from the Purchase and Sale Agreement and proceeds of $1.4 million from the sale of shares of our common stock under the Sales Agreement. This is partially offset by $1.5 million payment related to the royalty purchase and sale agreement. The net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of $13.9 million of net proceeds from the sale of shares of our common stock and warrants in a registered direct offering and $0.5 million of net proceeds from the sale of shares of our common stock under the Sales Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting.

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

Risks Related to Our Financial Position, Capital Needs and Strategic Review

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2025, we had an accumulated deficit of $374.0 million and had cash and cash equivalents of $6.8 million. While we have begun to implement cost reductions in 2025, we have finite cash resources available to fund our operations. As part of cost reductions, we implemented a plan pursuant to which we terminated all employees and transitioned such persons into consulting roles. We incurred charges of approximately $2.3 million for severance and other employee termination-related costs in the third quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our workforce reduction. The reduction in force is expected to be completed during the third quarter of 2025.

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

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value. If we do not successfully consummate a strategic alternative, our board of directors may decide to file for bankruptcy, wind down our operations, or pursue a dissolution and liquidation of our company. In such an event, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

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

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to file for bankruptcy, wind down our operations, or pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

In the event we file for bankruptcy, we would be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we file for bankruptcy we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

Risks Related to Ownership of Our Common Stock

If we are unable to maintain listing of our common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. For example, on August 28, 2025, we received a notice from the Nasdaq notifying us that the listing of our common stock was not in compliance with the minimum Market Value of Listed Securities of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. We have a period of 180 calendar days, or until February 24, 2026, or the Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel.

If for any reason, we should fail to maintain compliance with these listing standards in the future and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, we anticipate that our securities would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including limited availability of market quotations for our securities, a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the common stock, a limited amount of analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37783) filed with the SEC on September 11, 2025).

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37783) filed with the SEC on June 7, 2016).

10.1

Separation Agreement, by and between Registrant and George Lasezkay, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.2

Consulting Agreement, by and between Registrant and George Lasezkay, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.3

Separation Agreement, by and between Registrant and Charles Deignan, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.4

Consulting Agreement, by and between Registrant and Charles Deignan, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.5

Separation Agreement, by and between Registrant and Victor Chong, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.6

Consulting Agreement, by and between Registrant and Victor Chong, dated as of July 17, 2025 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37783) filed with the SEC on August 8, 2025).

10.7*+	Omnibus Amendment Agreement by and among the Registrant, Clearside Royalty LLC, Healthcare Royalty Partners IV, L.P. and HCR Clearside SPV, LLC, dated as of September 4, 2025.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.
+

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

Clearside Biomedical, Inc.

Date: November 14, 2025	By:	/s/ Charles A. Deignan
Charles A. Deignan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)